Form 10-K/A
period 2020-12-31
Mudrick Capital Acquisition Corp. II
filed 2021-04-06
CIK 1820727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The registrant’s shares of common stock were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2020. The registrant’s units begin trading on The Nasdaq Stock Market LLC on December 8, 2020, and the registrant’s shares of Class A common stock and warrants began trading on The Nasdaq Stock Market on January 29, 2021. The aggregate market value of the units outstanding, other than units held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2020, as reported on The Nasdaq Capital Market was approximately $326,054,000.

As of March 30, 2021, there were 31,625,000 Units, consisting of 31,625,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 15,812,500 Warrants, and 7,906,250 shares of Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”) originally filed on April 2, 2021 (the “Original Filing”) by Mudrick Capital Acquisition Corporation II, a Delaware corporation (“we,” “us,” “our”, or the “Company”). We are filing this Amendment to correct hyperlinks that were mistakenly added to certain exhibits listed in the Exhibit Index under Item 15 of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings made with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing.

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(3)	Exhibits

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference into, the Form 10-K. Exhibits which are incorporated herein by reference are available on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 7, 2020, by and between the Company and Jefferies LLC (2)
3.1	Amended and Restated Certificate of Incorporation (2)
3.2	Bylaws (1)
4.1	Specimen Unit Certificate (3)
4.2	Specimen Class A Common Stock Certificate. (3)
4.3	Specimen Warrant Certificate. (3)
4.4	Warrant Agreement, dated December 7, 2021, between the Company any Continental Stock Transfer & Trust Company (2)
4.5	Description of Registered Securities.***
10.1	Letter Agreement, dated December 7, 2020, by and among the Company, Mudrick Capital Acquisition Holdings II LLC and each of the directors and executive officers of the Company. (2)
10.2	Investment Management Trust Agreement, dated December 7, 2020, by and between Continental Stock Transfer & Trust Company and the Company. (2)
10.3	Promissory Note issued to Mudrick Capital Acquisition Holdings II LLC. (1)
10.4	Registration Rights Agreement, dated December 7, 2020, by and among the Company, Mudrick Capital Acquisition Holdings II LLC and the Holders signatory thereto. (2)
10.5	Private Placement Warrant Purchase Agreement, dated December 7, 2020, by and between the Company and Mudrick Capital Acquisition Holdings II LLC.*
10.6	Private Placement Warrant Purchase Agreement, dated December 7, 2020, by and between the Company and Jefferies LLC. (2)
10.7	Administrative Support Agreement, dated December 7, 2020, by and between the Company and Mudrick Capital Acquisition Holdings II LLC. (2)
10.8	Form of Indemnity Agreement. (3)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS   XBRL Instance Document***

101.SCH   XBRL Taxonomy Extension Schema***

101.CAL   XBRL Taxonomy Calculation Linkbase***

101.LAB   XBRL Taxonomy Label Linkbase***

101.PRE   XBRL Definition Linkbase Document***

101.DEF   XBRL Definition Linkbase Document***

*	Filed herewith.
**	Furnished herewith.
***	Previously filed or furnished.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 9, 2020 (File No. 333-249402).
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 11, 2020.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 2, 2020 (File No. 333-249402).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 5, 2021	Mudrick Capital Acquisition Corporation II

	By:	/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer (Principal Executive Officer)