Form 10-K/A
period 2020-12-31
Mudrick Capital Acquisition Corp. II
filed 2021-05-10
CIK 1820727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-39771

MUDRICK CAPITAL ACQUISITION CORPORATION II

(Exact name of registrant as specified in its charter)

Delaware	85-2320197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

527 Madison Avenue, 6TH Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 747-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	MUDSU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MUDS	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	MUDSW	The Nasdaq Stock Market LLC

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

As of May 10, 2021, there were 31,625,000 Units, consisting of 31,625,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 15,812,500 Warrants, and 7,906,250 shares of Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 2 to the Annual Report on Form 10-K/A to “we,” “us,” “our” or the “Company” are to Mudrick Capital Acquisition Corporation II, unless the context otherwise indicates.

This Amendment No. 2 to the Annual Report on Form 10-K/A (“Form 10-K/A”) amends the Annual Report on Form 10-K of Mudrick Capital Acquisitions Corporation II as of and for the fiscal period ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2021 and as amended on April 5, 2021 (the “Original Filings”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to being treated as equity. Since their issuance at the time of the Company’s initial public offering, our outstanding warrants to purchase Class A common stock (the “Warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, including with the Audit Committee of our Board of Directors, and taking into consideration the SEC Staff Statement, we have concluded that the Warrants should be presented as liabilities with subsequent fair value re-measurement.

As a result of the foregoing, on May 10, 2021, the Audit Committee, in consultation with management, concluded that the Company’s previously issued financial statements for the periods beginning with the period from July 30, 2020 (date of inception) through December 31, 2020 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. In light of the SEC Staff’s published views, we reassessed our accounting for the Warrants issued on December 10, 2020 and December 14, 2020. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business or the non-cash adjustments to our financial statements, in any of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Form 10-K/A to amend and restate the Original Filings with modification only as necessary to reflect the restatements and not for any other purpose. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filings is being amended or updated by this Form 10-K/A and this Form 10-K/A does not purport to reflect any information or events subsequent to the Original Filings. This Form 10-K/A continues to describe the conditions as of the date of the Original Filings and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filings. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filings and with our filings with the SEC subsequent to the Original Filings.

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

•	“sponsor” are to Mudrick Capital Acquisition Holdings II LLC, a Delaware limited liability company which is 100% owned by investment funds and separate accounts managed by Mudrick Capital;

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

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 6,325,000 shares of Class A Common Stock, or 20% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 6,325,000 of our Class A Common Stock shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 6,325,000 shares without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

BUSINESS

Item 1A.	Risk Factors (restated)

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

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	We may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•

we have identified a material weakness in our internal control over financial reporting because of the misapplication in the guidance around accounting for our Warrants, and this material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner; and

•	the accounting treatment of our Warrants could be subject to additional uncertainties, and could significantly increase the volatility of our reporting operating results.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated November 24, 2020.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

Item 6.	Reserved

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (restated)

References to the “Company,” “us,” “our” or “we” refer to Mudrick Capital Acquisition Corporation II. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Form 10-K/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Previously Issued Financial Statements” to our accompanying financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K/A, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

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

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 30, 2020 (inception) through December 31, 2020, we had a net loss of $1,737,398, which consisted of formation and operating costs of $110,911, change in fair value of warrants of $938,033 and transactions costs of $696,870, which are offset by interest earned on marketable securities held in the Trust Account of $8,416.

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

For the period from July 30, 2020 (inception) through December 31, 2020, cash used in operating activities was $175,021. Net loss of $1,737,398 was affected by change in fair value of warrants of $938,033, transaction costs allocated to warrants of $696,870, operating costs paid through a promissory note of $1,250, interest earned on marketable securities held in the Trust Account of $8,416 and changes in operating assets and liabilities, which used $65,360 of cash from operating activities.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Monte Carlo simulation approach.

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

Item 8.	Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-18 comprising a portion of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures. (restated)

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

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Form 10-K/A, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to this Form 10-K/A, our disclosure controls and procedures were not effective as December 31, 2020.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Restatement of Previously Issued Financial Statements

On May 10, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from July 30, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.) In light of the restatement of our financial statements included in this Form 10-K/A, in order to respond to the material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Victor Danh has been our Vice President since August 2020. Mr. Danh is a Managing Director and Senior Analyst at Mudrick Capital, where he is responsible for analyzing distressed credit and equity opportunities across a diverse range of industries and overseeing and coordinating the research team. Prior to joining Mudrick Capital, Mr. Danh was a Vice President and Assistant Portfolio Manager at Contrarian Capital Management, LLC from 2003 to 2009 where he focused on deep value and distressed investments in a wide range of industries across the entire capital structure. Previously, Mr. Danh worked at Merrill Lynch in the Mergers and Acquisitions Group and at UBS in the Technology Investment Banking Group. Mr. Danh previously served on the Board of Directors of Seventy Seven Energy and is currently serving on the Board of Directors of Expanse Energy Solutions, Inc. Mr. Danh was also Vice President Mudrick Capital Acquisition Corporation. Mr. Danh received a B.A. in Economics from Harvard College.

David Kirsch has been our Vice President and a member of our board of directors since August 2020. Mr. Kirsch is a Managing Director and Senior Analyst at Mudrick Capital, where he is responsible for analyzing distressed credit and equity opportunities across a diverse range of industries. Prior to joining Mudrick Capital, from 2008 to 2010 Mr. Kirsch was a Senior Analyst and Managing Director at Miura Global Management, a large global long-short equity hedge fund, where he was responsible for coverage of the financial and consumer industries across the Americas, Europe and Asia. Mr. Kirsch gained extensive restructuring experience as a Director at Alvarez & Marsal from 2003 – 2008. At Alvarez & Marsal, he held primary or lead management roles on an interim basis for distressed companies and advised creditors on balance sheet solutions to maximize the value of their investments. Mr. Kirsch began his Wall Street career as an Analyst in the Healthcare Industry Group in the Investment Banking Division of Banc of America Securities. He is currently serving on the Board of Directors of NJOY Holdings, Proenza Schouler and Targus Holdings and previously served on the Board of Directors of NYDJ. Mr. Kirsch currently serves as Chairman of the Board for Hycroft Mining Holding Corporation and Nelson Education. Mr. Kirsch was also Vice President and director Mudrick Capital Acquisition Corporation. Mr. Kirsch received his B.S. Magna Cum Laude in Economics from the Wharton School at the University of Pennsylvania. Mr. Kirsch’s qualifications to serve on our Board of Directors include his extensive leadership and board experience, his track record as Managing Director and Senior Analyst of Mudrick Capital, his current board experience, and his network of contacts in the distressed investing field.

Glenn Springer has been our Chief Financial Officer since August 2020. Mr. Springer is the Chief Financial Officer of Mudrick Capital, where he oversees the finance, accounting and operations functions. Prior to joining Mudrick Capital, Mr. Springer was Chief Financial Officer and Chief Operating Officer at Turtle Creek Investment Advisors, LLC from 2007 to 2008 where he developed from inception, its operational and financial infrastructure. Prior to joining Turtle Creek, Mr. Springer served as Chief Financial Officer & Chief Compliance Officer of SBZ Select Investments, LLC from 2005 to 2007 where he was responsible for the finance, accounting and compliance functions, including the registration of two investment advisors with the SEC. Previously, Mr. Springer served as Controller (A.A.I.UK), Director of Fund Accounting and a Risk Management Affiliated Fund Analyst at Asset Alliance Corporation from 2000 to 2004. Prior to Asset Alliance, Mr. Springer was a Senior Accountant in PricewaterhouseCoopers, LLP’s Financial Services and Business Advisory Services Group from 1998 to 2000 where his focus was on audits of a variety of investment companies including hedge funds and private equity funds. Mr. Springer began his career at Richard A. Eisner & Co. LLP from 1996 to 1998 where he was a Senior Accountant in the Audit Department. Mr. Springer was also Chief Financial Officer of Mudrick Capital Acquisition Corporation. Mr. Springer received a B.A. from the State University of Albany and an M.B.A. from Baruch College, CUNY. Mr. Springer is a Certified Public Accountant in the State of New York.

Dennis Stogsdill has served as one of our directors since December 2020. Mr. Stogsdill has in excess of 25 years of experience in management consulting, advising troubled companies, lenders and equity sponsors in distressed and non-distressed situations. Mr. Stogsdill began his career in 1994 working as a management consultant at GB Consulting and later in 1996 joined the global restructuring group of Arthur Andersen. In 2001 he helped form the restructuring group of the investment bank Berenson Minella. In 2002, he joined Alvarez & Marsal LLC, a global consulting firm specializing in corporate turnarounds and financial restructurings. Mr. Stogsdill is currently Managing Director at Alvarez & Marsal LLC and has been involved in all aspects of the reorganization process, including acting in executive-level roles such as Chief Restructuring Officer. Mr. Stogsdill periodically served as the interim Chief Executive Officer or Chief Restructuring Officer (or in an analogous position) of companies which elected to utilize bankruptcy proceedings as a part of their financial restructuring process and, as such, he served as an executive officer of various companies which filed bankruptcy petitions under federal law, including, without limitation, Fairway Group Holdings in 2015, Revel Casino in 2013, Fresh & Easy Markets in 2013 and M&G Chemicals SA in 2017. Mr. Stogsdill has a B.S. from Rutgers University. Mr. Stogsdill is well-qualified to serve on our Board of Directors due to his experience in finance, business, operations and in restructuring and turnaround situations.

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

Dr. Brian Kushner serves as one of our directors since December 2020. Dr. Kushner has, since 2009, served as a Senior Managing Director at FTI Consulting, Inc. (NYSE: FCN), a global business advisory firm, where he serves as the leader of the Private Capital Advisory Services practice and as the co-leader of the Technology practice, the Aerospace, Defense and Government Contracting practice and the Activism and M&A Solutions practice. Prior to joining FTI, Dr. Kushner was the co-founder of CXO, L.L.C., a boutique interim and turnaround management consulting firm that was acquired by FTI at the end of 2008. Over the past two decades, he has served as Chief Executive Officer, the Chief Restructuring Officer or a Director of more than two dozen public and private technology, manufacturing, telecom and defense companies, and has led, or participated in the sale or acquisition of over 25 companies. Dr. Kushner periodically served as the interim CEO or Chief Restructuring Officer (or in an analogous position) of companies which elected to utilize bankruptcy proceedings as a part of their financial restructuring process and, as such, he served as an executive officer of various companies which filed bankruptcy petitions under federal law, including, without limitation, Relativity Media LLC in 2015. Dr. Kushner began his career in 1982 at BDM International, a defense firm, and remained with them following their acquisition by Ford Motor Company, and stayed on to become Chief Scientist and General Manager as part of the management team that completed a leveraged buyout of BDM in 1990 with the Carlyle Group. Dr. Kushner serves as an independent director and Chair of the Audit Committee of Cumulus Media, Inc. (NASDAQ: CMLS), a leader in the radio broadcasting industry, since 2018; an independent director and member of the Audit, the Finance, the Technology and the Strategy and Operations Committees of Resideo Technologies, Inc. (NYSE:REZI), a leader in smart home products and systems, since 2019; and an independent director and Chair of the Audit Committee of Gibson Brands, Inc., a manufacturer of guitars and other musical instruments, since 2018. Dr. Kushner is also a member of the Advisory Council of the College of Natural Sciences at the University of Texas at Austin and is an Emeritus member of the Engineering College Council at Cornell University in Ithaca, New York. Previously, from 2016 – 2020, he served as an independent director and Chair of the Audit Committee of Thryv, Inc. (fka Dex Media Holdings Inc.), a digital and print marketing company; an independent director of DevelopOnBox Holding, LLC d/b/a Zodiac Systems, a video software engineering services firm, where he served on the Audit and Governance Committees, from 2016 – until the sale of the company to Orion Innovation in 2020; from 2016—2018, he served as a non-executive independent director, Chair of the Remuneration Committee and a member of the Audit Committee of the Luxfer Group, PLC (NYSE: LXFR), a specialty materials manufacturing company; from 2015 to 2016 he served as an independent director and Chair of the Audit Committee of Everyware Global, Inc, the manufacturing company that is the parent of the Oneida and Anchor Hocking brands (since renamed the Oneida Group); from 2013 to 2015 the Lead Independent Director of Damovo, LLC, the ultrahigh reliability and data systems integration company; from 2010 to 2013 as Chair of Caribbean Asset Holdings, the voice, video and telephony company serving many Caribbean islands; from 2009 to 2013 as managing member and director of DLN Holdings, LLC, a mid-tier defense contractor; from 2007 to 2012 as director and acting Chair of Sage Telecom, Inc., a competitive local exchange carrier and a Silver Point Capital portfolio company; from 2006 to 2009 a director of Pacific Crossing Limited, a telecom carrier; and from 2003 to 2008 an independent director of Headway Resources, a staffing company. Dr. Kushner was also a director of Mudrick Capital Acquisition Corporation. Dr. Kushner has a Ph.D. in Applied and Engineering Physics with a minor in Electrical Engineering from Cornell University, as well as an M.S. and B.S. in Applied and Engineering Physics from Cornell. Dr. Kushner is well-qualified to serve on our Board of Directors due to his substantial executive-level operational experience in a broad spectrum of industries, his knowledge and expertise in M&A and in IT, his extensive experience over the last 20 years as an independent director, and his extensive network of contacts in both private equity, hedge funds and distressed investing.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We file a copy of our Code of Ethics and our audit and compensation committee chartersas exhibits to this report. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this report, based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.

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

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Shares
Mudrick Capital Acquisition Holdings II LLC (2)(3)	—	—	7,906,250	100%	20.00%
Jason Mudrick (2)(3)	—	—	7,906,250	100%	20.00%
Victor Danh	—	—	—	—	—
David Kirsch	—	—	—	—	—
Glenn Springer	—
Dennis Stogsdill (3)	—	—	—	—	—
Scott Kasen (3)	—	—	—	—	—
Dr. Brian Kushner (3)	—	—	—	—	—
All directors and executive officers as a group (8 individuals)(2)	—	—	7,906,250	100%	20.00%
Other 5% Stockholders
Citadel Advisors LLC (4)	1,480,068	4.7%			3.74%
Basso SPAC Fund LLC (5)	1,602,930	5.07%	—	—	4.05%
Aristeia Capital, LLC (6)	1,750,000	6.36%			4.43%
Adage Capital Partners, L.P. (7)	2,475,000	7.83%			6.26%

(1)

Unless otherwise noted, the business address of each of the following entities or individuals is c/o Mudrick Capital Acquisition Holdings II LLC, 527 Madison Avenue, 6th Floor, New York, New York 10022.

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

Item 16.	Form 10-K/A Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Mudrick Capital Acquisition Corporation II

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Mudrick Capital Acquisition Corp. II (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 30, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “Public Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

May 10, 2021

MUDRICK CAPITAL ACQUISITION CORPORATION II

BALANCE SHEET

DECEMBER 31, 2020 (restated)

ASSETS
Current assets
Cash	$1,117,679
Prepaid expenses	167,708

Total Current Assets	1,285,387
Cash and marketable securities held in trust account	321,002,166

Total Assets	$322,287,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses	$102,348

Total Current Liabilities	102,348
Deferred underwriting fee payable	11,068,750
Warrant liability	24,560,101

Total Liabilities	35,731,199

Commitments and contingencies
Class A common stock subject to possible redemption, 27,738,814 shares at approximately $10.15 per share	281,556,344
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,886,186 issued and outstanding (excluding 27,738,814 shares subject to possible redemption)	389
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding (1)	791
Additional paid-in capital	6,736,228
Accumulated deficit	(1,737,398)

Total Stockholders’ Equity	5,000,010

Total Liabilities and Stockholders’ Equity	$322,287,553

(1)

In November 2020, the Sponsor returned to the Company, at no cost, an aggregate of 1,437,500 Founder Shares, which the Company cancelled. In December 2020, the Company effected a stock dividend of 0.1 shares for each Founder Share outstanding, resulting in an aggregate of 7,906,250 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the share transactions (see Note 6).

The accompanying notes are an integral part of the financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II

STATEMENT OF OPERATIONS (restated)

FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operational costs	$110,911

Loss from operations	(110,911)
Other income (costs):
Change in fair value of warrants	(938,033)
Transaction costs	(696,870)
Interest earned on marketable securities held in Trust Account	8,416

(1,626,487)

Net loss	$(1,737,398)

Weighted average shares outstanding of Class A redeemable common stock	30,875,000

Basic and diluted income per share, Class A redeemable common stock	$0.00

Weighted average shares outstanding of Class B non-redeemable common stock (1)	6,994,758

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.25)

(1)

In November 2020, the Sponsor returned to the Company, at no cost, an aggregate of 1,437,500 Founder Shares, which the Company cancelled. In December 2020, the Company effected a stock dividend of 0.1 shares for each Founder Share outstanding, resulting in an aggregate of 7,906,250 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the share transactions (see Note 6).

The accompanying notes are an integral part of the financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	7,906,250	791	24,209	—	25,000
Sale of 31,625,000 Units, net of underwriting discounts and offering costs	31,625,000	3,163	—	—	287,032,191	—	287,035,354
Sale of Private Placement Warrants (Proceeds received in excess of fair value)	—	—	—	—	1,233,398	—	1,233,398
Common stock subject to possible redemption	(27,738,814)	(2,774)	—	—	(281,553,570)	—	(281,556,344)
Net loss	—	—	—	—	—	(1,737,398)	(1,737,398)

Balance – December 31, 2020	3,886,186	$389	7,906,250	$791	$6,736,228	$(1,737,398)	$5,000,010

(1)

In November 2020, the Sponsor returned to the Company, at no cost, an aggregate of 1,437,500 Founder Shares, which the Company cancelled. In December 2020, the Company effected a stock dividend of 0.1 shares for each Founder Share outstanding, resulting in an aggregate of 7,906,250 Founder Shares issued and outstanding. All share and per-share amounts have been retroactively restated to reflect the share transactions (see Note 6).

The accompanying notes are an integral part of the financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II

STATEMENT OF CASH FLOWS (restated)

FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(1,737,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	938,033
Transaction costs allocated to warrants	696,870
Operating costs paid through promissory note	1,250
Interest earned on marketable securities held in Trust Account	(8,416)
Changes in operating assets and liabilities:
Prepaid expenses	(167,708)
Accrued expenses	102,348

Net cash used in operating activities	(175,021)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(320,993,750)

Net cash used in investing activities	(320,993,750)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	309,925,000
Proceeds from sale of Private Placement Warrants	12,818,751
Repayment of promissory note – related party	(135,680)
Payment of offering costs	(321,621)

Net cash provided by financing activities	322,286,450

Net Change in Cash	1,117,679
Cash – Beginning of period	—

Cash – End of period	$1,117,679

Non-Cash financing activities:
Initial classification of Class A common stock subject to possible redemption	$282,595,627

Change in value of Class A common stock subject to possible redemption	$(1,039,283)

Deferred offering costs paid through promissory note – related party	134,430

Deferred offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$25,000

Deferred underwriting fee payable	$11,068,750

The accompanying notes are an integral part of the financial statements.

MUDRICK CAPITAL ACQUISITON CORPORATION II

NOTES TO FINANCIAL STATEMENTS (restated)

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

The registration statement for the Company’s Initial Public Offering was declared effective on December 7, 2020. On December 10, 2020 the Company consummated the Initial Public Offering of 27,500,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $275,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,000,000 warrants (the “Sponsor Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Mudrick Capital Acquisition Holdings II LLC (the “Sponsor”) and the sale of 1,375,000 warrants (the “Jefferies Private Placement Warrants” and together with the Sponsor Private Placement Warrants, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Jefferies LLC (“Jefferies”), generating gross proceeds of $11,375,000 which is described in Note 5.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to convert their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount of funds deposited into the Trust Account ($10.15 per share).

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

In connection with the audit of the Company’s financial statements for the period ended December 31, 2020, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below:

	As
	Previously		As
	Reported	Adjustments	Restated
Balance sheet as of December 10, 2020 (audited)
Total Liabilities	$9,625,000	$20,747,227	$30,372,227
Class A Common Stock Subject to Possible Redemption	265,792,691	(20,747,227)	245,045,464
Class A Common Stock	131	205	336
Additional Paid-in Capital	5,000,336	610,315	5,610,651
Accumulated Deficit	(1,250)	(610,520)	(611,770)
Total Stockholders’ Equity	5,000,008	—	5,000,008
Number of Class A common shares subject to redemption	26,186,472	(2,044,062)	24,142,410
Balance sheet as of December 31, 2020 (audited)
Total Liabilities	$11,171,098	$24,560,101	$35,731,199
Class A Common Stock Subject to Possible Redemption	306,116,446	(24,560,101)	281,556,345
Class A Common Stock	147	242	389
Additional Paid-in Capital	5,101,566	1,634,661	6,736,227
Accumulated Deficit	(102,495)	(1,634,903)	(1,737,398)
Total Stockholders’ Equity	5,000,009	1	5,000,010
Number of Class A common shares subject to redemption	30,158,465	(2,419,651)	27,738,814
Period from July 30, 2020 (inception) to December 31, 2020 (audited)
Change in fair value of warrants	$—	$(938,033)	$(938,033)
Transaction costs allocated to warrants	—	(696,870)	(696,870)
Net loss	(102,495)	(1,634,903)	(1,737,398)
Weighted average shares outstanding of Class A redeemable common stock	30,875,000	—	30,875,000
Basic and diluted net earnings per share, Class A	0.00	—	0.00
Weighted average shares outstanding of Class B non-redeemable common stock	6,994,758	—	6,994,758
Basic and diluted net loss per share, Class B	(0.01)	(0.24)	(0.25)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

For the Period From July 30, 2020 (inception) Through December 31,
2020
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$8,416
Income and Franchise Tax	(8,416)

Redeemable Net Earnings	$—

Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	30,875,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,737,398)
Redeemable Net Earnings	—

Non-Redeemable Net Loss	$(1,737,398)

Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	6,994,758
Loss/Basic and Diluted Non-Redeemable Class B Common Stock	$(0.25)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units at a price of $10.00 per Unit. On December 14, 2020, the underwriters fully exercised their over-allotment option, resulting in an additional 4,125,000 Units issued for an aggregate amount of $41,250,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Jefferies purchased an aggregate of 11,375,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant from the Company, of which 10,000,000 Private Placement Warrants were purchased by the Sponsor and 1,375,000 Private Placement Warrants were purchased by Jefferies, in a private placement. On December 14, 2020, as a result of the underwriters’ election to fully exercise their over-allotment option, the Sponsor purchased an additional 1,269,231 Private Placement Warrants and Jeffries purchased an additional 174,519 Private Placement Warrants for a total of 1,443,750 Private Placement Warrants, at a price of $1.00 per Private Placement Warrants, or $1,443,750 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there was 3,886,186 shares of Class A common stock issued and outstanding, excluding 27,738,814 shares of Class A common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

Redemptions of warrants when the price of Class A common stock equals or exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•

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

NOTE 10. INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate from the period from July 30, 2020 (inception) through December 31, 2020 is as follows:

December 31,
2020
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Change in fair value of warrants	(11.3)%
Transaction costs	(8.4)%
Change in valuation allowance	(1.3)%

Income tax provision	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments—Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $425 in cash and $321,001,741 in U.S. Treasury securities. During the period from July 30, 2020 (inception) to December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Description	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	Assets:
	Held-to-Maturity Investments—U.S. Treasury Securities (Matured on 3/11/2021)	1	$321,001,741	$(18,297)	$320,983,444
	Liabilities:
	Warrant Liability – Public Warrants	1	—	—	12,573,343
	Warrant Liability – Private Placement	3	—	—	11,986,758

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates will be implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price will be used as the fair value as of each relevant date.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At December 10, 2020 (Initial Measurement)	As of December 31, 2020
Stock price	$6.73	$6.87
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	40.0%	40.0%
Risk-free rate	0.58%	0.57%
Dividend yield	0.0%	0.0%
Fair value of warrants – Public Warrants	$0.76	$0.80
Fair value of warrants – Private Warrants	$0.90	$0.94

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of July 30, 2020 (inception)	$—	$—	$—
Initial measurement on December 10, 2020	11,585,352	12,036,716	23,622,068
Change in valuation inputs or other assumptions	401,406	536,627	938,033

Fair value as of December 31, 2020	$11,986,758	$12,573,343	$24,560,101

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from July 30, 2020 (inception) through December 31, 2020.

NOTE 12. SUBSEQUENT EVENTS

On April 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Titan Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, Titan Merger Sub II, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company, Topps Intermediate Holdco, Inc., a Delaware corporation, and Tornante-MDP Joe Holding LLC, a Delaware limited liability company and the sole stockholder of the Topps Intermediate Holdco, Inc. Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described herein, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement dated January 7, 2021 between the Company and Jefferies LLC. (2)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.3	Bylaws. (1)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Class A Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement dated December 7, 2020 between the Company and Continental Stock Transfer & Trust Company. (2)

4.5	Description of Registered Securities. ***

10.1	Letter Agreement dated December 7, 2020 by and among the Company, Mudrick Capital Acquisition Holdings II LLC and each of the directors and executive officers of the Company. (2)

10.2	Investment Management Trust Agreement, dated December 7, 2020, by and between Continental Stock Transfer & Trust Company and the Company. (2)

10.3	Promissory Note issued to Mudrick Capital Acquisition Holdings II LLC. (1)

10.4	Registration Rights Agreement, dated December 7, 2020, by and among the Company, Mudrick Capital Acquisition Holdings II LLC and the Holders signatory thereto. (2)

10.5	Private Placement Warrant Purchase Agreement dated December 7, 2020, by and between the Company and Mudrick Capital Acquisition Holdings II LLC. (2)

10.6	Private Placement Warrant Purchase Agreement dated December 7, 2020, by and between the Company and Jefferies LLC. (2)

10.7	Administrative Support Agreement dated December 7, 2020, by and between the Company and Mudrick Capital Acquisition Holdings II LLC. (2)

10.8	Form of Indemnity Agreement. (3)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

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

May 10, 2021	Mudrick Capital Acquisition Corporation II

	By:	/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer (Principal Executive Officer)