Form 10-Q
period 2021-06-30
Mudrick Capital Acquisition Corp. II
filed 2021-08-10
CIK 1820727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
12b-2
of the Exchange Act):  Yes    ☒  No    ☐
As of August
10
, 2021, there were 31,625,000 Units, consisting of 31,625,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 15,812,500 Warrants, and 7,906,250 shares of Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART 1 – FINANCIAL INFORMATION
MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$275,394	$1,117,679
Prepaid expenses	168,094	167,708

Total Current Assets	443,488	1,285,387
Investments held in Trust Account	321,001,637	321,002,166

TOTAL ASSETS	$321,445,125	$322,287,553

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,019,388	$102,348
Advance from related party	2,374	—

Total Current Liabilities	3,021,762	102,348
Warrant liability	132,422,004	24,560,101
Deferred underwriting fee payable	11,068,750	11,068,750

TOTAL LIABILITIES	146,512,516	35,731,199

Commitments and Contingencies
Class A common stock subject to possible redemption 16,741,717 and 27,738,814 shares at approximately $10.15 per share as of June 30, 2021 and December 31, 2020, respectively	169,932,602	281,556,344
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 14,883,283 and 3,886,186 shares issued and outstanding (excluding 16,741,717 and 27,738,814 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	1,488	389
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	791	791
Additional paid-in capital	118,358,871	6,736,228
Accumulated deficit	(113,361,143)	(1,737,398)

Total Stockholders’ Equity	5,000,007	5,000,010

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$321,445,125	$322,287,553

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$3,074,794	$3,796,421

Loss from operations	(3,074,794)	(3,796,421)
Other expense:
Interest earned on marketable securities held in Trust Account	4,321	34,579
Change in fair value of warrant liability	(112,825,786)	(107,861,903)

Total other expense, net	(112,821,465)	(107,827,324)
Loss before income taxes	(115,896,259)	(111,623,745)
Provision for income taxes	—	—

Net loss	$(115,896,259)	$(111,623,745)

Weighted average shares outstanding of Class A redeemable common stock	31,625,000	31,625,000

Basic and diluted loss per share, Class A redeemable common stock	$—	$—

Weighted average shares outstanding of Class B non-redeemable common stock	7,906,250	7,906,250

Basic and diluted net loss per share, Class B non-redeemable common stock	$(14.66)	$(14.12)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2021	3,886,186	$389	7,906,250	$791	$6,736,228	$(1,737,398)	$5,000,010
Change in value of Class A common stock subject to redemption	(421,352)	(43)	—	—	(4,272,473)	—	(4,272,516)
Net income	—	—	—	—	—	4,272,514	4,272,514

Balance – March 31, 2021	3,464,834	$346	7,906,250	$791	$2,463,755	$2,535,116	$5,000,008
Change in value of Class A common stock subject to redemption	11,418,449	1,142	—	—	115,895,116	—	115,895,258
Net loss	—	—	—	—	—	(115,896,259)	(115,896,259)
Balance – June 30, 2021	14,883,283	$1,488	7,906,250	$791	$118,358,871	$(113,361,143)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLDIATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(111,623,745)
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	107,861,903
Interest earned on marketable securities held in Trust Account	(34,579)
Changes in operating assets and liabilities:
Prepaid expenses	(386)
Accounts payable and accrued expenses	2,917,040

Net cash used in operating activities	(879,767)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	35,108

Net cash provided by investing activities	35,108

Cash Flows from Financing Activities:
Advance from related party	9,883
Repayment of advances from related party	(7,509)

Net cash provided by financing activities	2,374

Net Change in Cash	(842,285)
Cash – Beginning of period	1,117,679

Cash – End of period	$275,394

Non-Cash investing and financing activities:
Change in Class A common stock subject to possible redemption	$(111,623,742)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)
NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Mudrick Capital Acquisition Corporation II (the “Company”) is a blank check company incorporated in Delaware on July 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 30, 2020 (inception) through June 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Topps Intermediate Holdco, Inc. (“Topps”), a Delaware corporation (see Note 10). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Liquidity
As of June 30, 2021, the Company had approximately $275,394 in its operating bank accounts and working capital deficit of approximately $2,578,274.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on December 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.
The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC’ 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available from the Sponsor will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements or the consumption of a business combination. Accordingly, any substantial doubt about the Company’s ability to continue as a going concern has been alleviated
.
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
as filed with the SEC on May 10, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying unaudited condensed consolidated financial statements.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
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
Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had a deferred tax assets which had a full valuation allowance recorded against them.
The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and six months ended June 30, 2021 was zero, which differs from the expected income tax rate mainly due to the start-up
costs (discussed above), which are not currently deductible, and permanent differences due to the change in the fair value of the warrant liabilities.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. At June 30, 2021, the Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 28,631,250 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. The Company’s condensed statements of operations include a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per share, basic and diluted, for Class B non-redeemable
common stock is calculated by dividing the net income (loss), adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable
common stock outstanding for the period. Class B
non-redeemable
common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$4,321	$34,579
Less: Company’s portion available to pay taxes	(4,321)	(34,579)

Redeemable Net Earnings	$—	$—

Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	31,625,000	31,625,000

Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(115,896,259)	$(111,623,745)
Less: Redeemable Net Earnings	—	—

Non-Redeemable Net Loss	$(115,896,259)	$(111,623,745)

Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted	7,906,250	7,906,250

Income/Basic and Diluted Non-Redeemable Class B Common Stock	$(14.66)	$(14.12)

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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).
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
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units at a price of $10.00 per Unit. On December 14, 2020, the underwriters fully exercised their over-allotment option, resulting in an additional 4,125,000 Units issued for an aggregate amount of $41,250,000. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”)
. Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Administrative Support Agreement
The Company has agreed, commencing on December 7, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively. There were no amounts included in accrued expenses at June 30, 2021 or December 31, 2020.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
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
Merger Agreement
On April 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Titan Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, Titan Merger Sub II, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company, Topps Intermediate Holdco, Inc., a Delaware corporation, (“Topps”) and Tornante-MDP Joe Holding LLC, a Delaware limited liability company and the sole stockholder of the Topps Intermediate Holdco, Inc. Pursuant to the Merger Agreement, the parties thereto will enter into a business combination transaction.
The aggregate consideration to be paid to stockholders of Topps will consist of:

•
a combination of stock and cash consideration in an aggregate amount equal to (a) $1.227 billion, minus (b) the net indebtedness of Topps as of immediately prior to the Closing, minus (c) The Company and Topp’s transaction expenses, in each case, incurred in connection with the Transactions, up to a maximum aggregate amount of $50 million (and with respect to the Company, up to a maximum amount of $25 million), minus (d) any remaining amounts payable by Topps under any affiliated contract being terminated as part of the transaction (the “
Closing Merger Consideration
”);

•
7,684,730 shares of Class B common stock of the combined company (the “
Earnout Shares
”), subject to forfeiture if certain share price targets are not achieved in accordance with the applicable terms set forth in the Merger Agreement (and which will convert into shares of the combined company’s Class A common stock or Class E common stock, as applicable, upon the achievement of such share price targets);

•	rights to receive payments under the Tax Receivable Agreement (as defined below); and

•	rights to certain tax refunds received by Topps in respect of pre-Closing tax periods.
The proposed Business Combination is expected to be consummated after the required approval by the Company’s stockholders and the satisfaction of certain other conditions summarized below.
Subscription

Agreements
In connection with the execution of the Merger Agreement, the Company entered into subscription agreements with certain investors, pursuant to which such investors have agreed to purchase an aggregate of 24,630,542 shares of the Company’s Class A common stock, for a purchase price of $10.15 per share and for an aggregate commitment of $250 million, inclusive of the full Backstop Amount (the “
PIPE Investment
”). The closing of the PIPE Investment is conditioned on all conditions set forth in the Merger Agreement having been satisfied or waived and other customary closing conditions.
As part of such PIPE Investment, and concurrently with the execution of the Merger Agreement, the Company entered into a subscription agreement with funds and accounts managed by Mudrick Capital Management, L.P. (the “
Mudrick Backstop Parties
”), pursuant to which the Mudrick Backstop Parties have agreed to purchase an aggregate of up to 9,852,216 shares of the Company’s Class A common stock, for a purchase price
of $10.15 per share and for an aggregate commitment of up to approximately $100 million (the “
Backstop Amount
”); provided, that the Mudrick Backstop Parties may elect in connection with the Closing to reduce the Backstop Amount by the excess above $350 million (if any) of the amount of the Available Buyer Closing Cash (including the maximum Backstop Amount).
Sponsor Support Agreement
In connection with the execution of the Merger Agreement, on April 6, 2021, the Company and the Sponsor entered into the Sponsor Support Agreement (the “
Sponsor Support Agreement
”), pursuant to which the Sponsor agreed (i) to vote all of its shares of the Company’s common stock (a) in favor of (x) adoption of the Merger Agreement and (y) approval of the Transactions and the other stockholder proposals and (b) against any proposal that would materially impede the Transactions, (ii) not to redeem any shares of the Company’s Class A common stock in connection with the Transactions, (iii) for a period of three (3) years following the Closing, not to form a “group” for the purpose of voting against persons nominated by the equityholders of Holdings for election as directors of the Company, (iv) waive anti-dilution rights that would result in the Company’s Class B common stock converting on anything other than a
1-to-1
basis and (v) if more than 20% of the Company’s Class A common stock is redeemed by the Company’s stockholders in connection with the Transactions, to surrender for cancellation up to 2,635,416 shares of the Company’s Class B common stock in proportion to the incremental percentage of shares redeemed above such 20% threshold.
NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 14,883,283 and 3,886,186 shares of Class A common stock issued or outstanding (excluding 16,741,717 and 27,738,814 shares of common stock subject to possible redemption), respectively.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 7,906,250 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
As of June 30, 2021 and December 31, 2020, there were 15,812,500 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30
-trading
day period ending three business days before the Company sends the notice of redemption to warrant holders

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
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
As of June 30, 2021, there were 12,818,750 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At June 30, 2021, assets held in the Trust Account were comprised of $321,001,637 in money market funds, primarily invested in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $425 in cash and $321,001,741 in U.S. Treasury securities. For the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Description	Level	Fair Value
June 30, 2021	Assets :
	Marketable securities held in the Trust Account – Money Market Funds	1	$321,001,637
	Liabilities:
	Warrant Liability – Public Warrants	1	66,096,250
	Warrant Liability – Private Placement	3	66,325,754

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Description	Leve l	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	Assets :
	Held-to-Maturity Investments—U.S. Treasury Securities (Matured on 3/11/2021)	1	$321,001,741	$(18,297)	$320,983,444
	Liabilities:
	Warrant Liability – Public Warrants	1	—	—	12,573,343
	Warrant Liability – Private Placement	3	—	—	11,986,758
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.
The Private Warrants were initially and continue to be valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2021	December 31, 2020
Stock price	$12.46	$6.87
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	45.0%	40.0%
Risk-free rate	0.88%	0.57%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$11,986,758
Change in fair value	54,338,996

Fair value as of June 30, 2021	$66,325,754

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels during the three and six months ended June 30, 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form
10-Q
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s definitive merger proxy statement in connection with the Company’s special meeting of stockholders filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 30, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the proposed acquisition of Topps. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had a net loss of $115,896,259, which consisted of general and administrative expenses of $3,074,794 and a change in the fair value of warrant liabilities of $112,825,786, offset by interest earned on marketable securities held in Trust Account of $4,321.
For the six months ended June 30, 2021, we had a net loss of $111,623,745, which consisted of general and administrative expenses of $3,796,421 and a change in the fair value of warrant liabilities of $107,861,903, offset by interest earned on marketable securities held in Trust Account of $34,579.
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
For the six months ended June 30, 2021, cash used in operating activities was $879,767. Net loss of $111,623,745 was affected by a change in the fair value of warrant liabilities of $107,861,903, interest earned on marketable securities held in Trust Account of $34,579, and changes in operating assets and liabilities, which provided $2,916,654 of cash from operating activities.
As of June 30, 2021, we had cash and investments held in the Trust Account of $321,001,637. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2021, we had $275,394 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) ASC’ 205-40, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management believes that the funds which the Company has available from the Sponsor will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements or the consumption of a business combination. Accordingly, any substantial doubt about the Company’s ability to continue as a going concern has been alleviated.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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

Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.
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
Net Income (Loss) per Common Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income (loss) earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class B non-redeemable
common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable
common stock outstanding for the period presented.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
On May 28, 2021, Jeffery Cooper, a purported stockholder of Mudrick Capital Acquisition Corp. II (“MUDS”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Jeffery Cooper v. Mudrick Capital Acquisition Corp. II., et al., against MUDS and the MUDS Board (the “Cooper Complaint”). The Cooper Complaint asserts a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against MUDS in connection with the proposed transaction between MUDS and Topps. The Cooper Complaint alleges, among other things, that (i) defendants agreed to inadequate consideration in connection with the proposed transaction, and (ii) the Proxy Statement filed with the SEC on May 13, 2021 in connection with the proposed transaction is materially misleading. The Cooper Complaint seeks, among other things, to enjoin the proposed transaction, rescind the transaction or award rescissory damages to the extent it is consummated, and an award of attorneys’ fees and expenses.
Item 1A. Risk Factors.
As a smaller reporting company, we are not required to include risk factors in our annual report on Form
10-K.
There have been no material changes to the list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations as disclosed in our Form
10-K/A
filed with the SEC on May 10, 2021. Please also refer to the Risk Factors section of the Company’s definitive merger proxy statement in connection with the Company’s special meeting of stockholders filed with the SEC on July 30, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUDRICK CAPITAL ACQUISITION CORPORATION II

Date: August 10, 2021	By:	/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 10, 2021	By:	/s/ Glenn Springer
	Name:	Glenn Springer
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)