Form 10-Q
period 2021-09-30
Mudrick Capital Acquisition Corp. II
filed 2021-11-10
CIK 1820727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
(646)747-9500
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
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
A
s of November 10, 202
1, there were
 31,625,000 shares of Class A common stock, par value $0.0001 per share (“Class A
c
ommon stock”) and 7,906,250 shares of Class B common stock, par value $0.0001 per share (“Class B
c
ommon stock”), of the registrant issued and outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION II
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2021 and for the period from July 30, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholder’s Deficit for the Three and Nine months Ended September 30, 2021 and for the period from July 30, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2021 and for the period from July 30, 2020 (inception) through September 30, 2020	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Control and Procedures	19

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	22

SIGNATURES		23

PART 1 – FINANCIAL INFORMATION
MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash	$184,877	$1,117,679
Prepaid expenses	125,401	167,708

Total Current Assets	310,278	1,285,387
Investments held in Trust Account	321,019,295	321,002,166

TOTAL ASSETS	$321,329,573	$322,287,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,996,335	$102,348
Advance from related party	480	—

Total Current Liabilities	4,996,815	102,348
Warrant liabilities	18,050,193	24,560,101
Deferred underwriting fee payable	11,068,750	11,068,750

TOTAL LIABILITIES	34,115,758	35,731,199

Commitments and Contingencies
Class A common stock subject to possible redemption 31,625,000 shares at approximately $10.15 per share as of September 30, 2021 and December 31, 2020	320,993,750	320,993,750
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	791	791
Additional paid-in capital	—	—
Accumulated deficit	(33,780,726)	(34,438,187)

Total Stockholders’ Deficit	(33,779,935)	(34,437,396)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$321,329,573	$322,287,553

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the Period from July 30, 2020 (inception) through September 30, 2020
General and administrative expenses	$2,108,263	$5,904,684	$1,251

Loss from operations	(2,108,263)	(5,904,684)	(1,251)

Other income:
Interest earned on investments held in Trust Account	17,658	52,237	—
Change in fair value of warrant liabilities	114,371,811	6,509,908	—

Total other income	114,389,469	6,562,145	—

Net income (loss)	$112,281,206	$657,461	$(1,251)

Weighted average shares outstanding, Class A common stock	31,625,000	31,625,000	—

Basic and diluted net income per share, Class A common stock	$2.84	$0.02	$—

Weighted average shares outstanding, Class B common stock	7,906,250	7,906,250	6,875,000

Basic and diluted net income (loss) per share, Class B common stock	$2.84	0.02	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT) EQUITY
(Unaudited)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Revised)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	7,906,250	$791	$—	$(34,438,187)	$(34,437,396)
Net income	—	—	—	—	—	4,272,514	4,272,514

Balance – March 31, 2021	—	$—	7,906,250	$791	$—	$(30,165,673)	$(30,164,882)
Net loss	—	—	—	—	—	(115,896,259)	(115,896,259)

Balance – June 30, 2021	—	$—	7,906,250	$791	$—	$(146,061,932)	$(146,061,141)
Net income	—	—	—	—	—	112,281,206	112,281,206

Balance – September 30, 2021	—	$—	7,906,250	$791	$—	$(33,780,726)	$(33,779,935)

FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – July 30, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	7,906,250	791	24,209	—	25,000
Net loss	—	—	—	—	—	(1,251)	(1,251)

Balance – September 30, 2020	—	$—	7,906,250	$791	$24,209	$(1,251)	$23,749

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended September 30, 2021	For the Period from July 30, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$657,461	$(1,251)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of formation costs through promissory note – related party		1,251
Change in fair value of warrant liabilities	(6,509,908)	—
Interest earned on investments held in Trust Account	(52,237)	—
Changes in operating assets and liabilities:
Prepaid expenses	42,307	—
Accounts payable and accrued expenses	4,893,987	—

Net cash used in operating activities	(968,390)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	35,108	—

Net cash provided by investing activities	35,108	—

Cash Flows from Financing Activities:
Advances from related party	9,883	—
Repayment of advances from related party	(9,403)	—

Net cash provided by financing activities	480	—

Net Change in Cash	(932,802)	—
Cash – Beginning of period	1,117,679	—

Cash – End of period	$184,877	$—

Supplemental disclosure of non-cash investing and financing activities:	—	2,000

Deferred offering costs included in accrued offering costs	—	91,290

Deferred offering costs paid through promissory note – related party	—	25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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
As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated acquisition of Topps Intermediate Holdco, Inc. (“Topps”), a Delaware corporation (as described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
On April 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) and related agreements with Topps. Pursuant to the Merger Agreement, the Company agreed to acquire all the outstanding capital stock of Topps (the “Topps Merger”). On August 20, 2021, the parties terminated the Topps Merger, effective August 20, 2021.
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
Following the closing of the Initial Public Offering on December 10, 2020, and the underwriters’ full exercise of their over-allotment option on December 14, 2020, an amount of
$320,993,750 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of
Rule 2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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
The Company
has

until September 10, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

Liquidity and Going Concern
As of September 30, 2021, the Company had approximately $184,877 in its operating bank accounts and working capital deficit of $4,686,537.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on December 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.
The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 10, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 10, 2022.
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering, it had improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.

The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering balance sheet and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$281,556,345	$39,437,405	$320,993,750
Class A common stock	$389	$(389)	$—
Additional paid-in capital	$6,736,227	$(6,736,227)	$—
Accumulated deficit	$(1,737,398)	$(32,700,789)	$(34,438,187)
Total stockholders’ equity (deficit)	$5,000,010	$(39,437,405)	$(34,437,395)

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
as filed with the SEC on May 10, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did no
t have any cash equivalents as of September 30, 2021 and December 31, 2020.
Class A Common Stock Subject to Possible Redemption
The
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
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At September 30, 2021 and December 31, 2020, the Class A common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	$(12,036,716)
Class A common stock issuance costs	(17,177,930)
Plus:
Accretion of carrying value to redemption value	$33,958,396

Class A common stock subject to possible redemption	$320,993,750

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

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
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had a deferred tax assets which had a full valuation allowance recorded against them.
The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up
costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was zero, which differs from the expected income tax rate mainly due to the start-up
costs (discussed above), which are not currently deductible, and permanent differences due to the change in the fair value of the warrant liabilities.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals
,
or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of common stock. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,631,250 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common shares is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For The Period From July 30, 2020 (inception) through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common shares
Numerator:
Allocation of net income (loss), as adjusted	$89,824,965	$22,456,241	$525,969	$131,492	$—	$(1,251)
Denominator:
Basic and diluted weighted average shares outstanding	31,625,000	7,906,250	31,625,000	7,906,250	—	7,906,250

Basic and diluted net income (loss) per common share	$2.84	$2.84	$0.02	$0.02	$—	$(0.00)
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No.
2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)”and
“Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2020-06 effective as of January 1, 2021. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

Administrative Support Agreement
The Company has agreed, commencing on December 7, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred $30,000 and $90,000 in fees for these services, respectively. As of September 30, 2021 and December 31, 2020, there was $10,000 of such fees included in accounts payable and accrued expenses.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.
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
NOTE 8. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 31,625,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 7,906,250 shares of Class B common stock issued and outstanding.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

NOTE 9. WARRANT LIABILITIES
As of September 30, 2021 and December 31, 2020, there were 15,812,500 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the reported closing price of the Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within
a30-tradingday
period ending three business days before the Company sends the notice of redemption to warrant holders
.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of shares of common stock upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of common stock at a price below its exercise price. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

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
As of September 30, 2021 and December 31, 2020, there were 12,818,750 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At September 30, 2021, assets held in the Trust Account were comprised of $985 in cash and $321,018,310 in U.S. Treasury securities. At December 31, 2020, assets held in the Trust Account were comprised of $425 in cash and $321,001,741 in U.S. Treasury securities. For the three and nine months ended September 30, 2021, the Company withdrew $35,108 of interest income from the Trust Account to pay franchise and income taxes.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Description	Level	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2021	Assets :
	Held-to-Maturity Investments—U.S. Treasury Securities (Matures on 11/26/2021)	1	$321,018,310	$964	$321,019,274
	Liabilities:
	Warrant Liability – Public Warrants	1	—	—	9,329,375
	Warrant Liability – Private Placement Warrants	3	—	—	8,720,818

	Description	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	Assets :
	Held-to-Maturity Investments—U.S. Treasury Securities (Matured on 3/11/2021)	1	$321,001,741	$(18,297)	$320,983,444
	Liabilities:
	Warrant Liability – Public Warrants	1	—	—	12,573,343
	Warrant Liability – Private Placement Warrants	3	—	—	11,986,758
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
The Private Placement Warrants were initially and continue to be valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Placement Warrants. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.
The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2021	December 31, 2020
Stock price	$9.07	$6.87
Strike price	$11.50	$11.50
Term (in years)	5.0	5.0
Volatility	10.0%	40.0%
Risk-free rate	1.09%	0.57%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2020	$11,986,758
Change in fair value	(3,265,940)

Fair value as of September 30, 2021	$8,720,818

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels during the three and nine months ended September 30, 2021.
NOTE 11. SUBSEQUENT EVENTS
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
Revision of Previously Issued Financial Statements
In connection with the preparation of our financial statements as of September 30, 2021, we determined we should revise our previously reported financial statements. We determined, at the closing of our Initial Public Offering, we had improperly valued our Class A common stock subject to possible redemption. As a result, we noted a reclassification adjustment related to temporary equity and permanent equity, which resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to redemption, we also revised our income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in our income (loss).
Recent Developments
On April 6, 2021, we entered into the Merger Agreement and related agreements with Topps. Pursuant to the Merger Agreement, the Company agreed to acquire all of the outstanding capital stock of Topps. On August 20, 2021, the parties terminated the Topps Merger, effective August 20, 2021.
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
Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated acquisition of Topps. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had net income of $112,281,206, which consisted of the change in fair value of warrant liabilities of $114,371,811 and interest earned on investment held in Trust Account of $17,658, offset by general and administrative expenses of $2,108,263.
For the nine months ended September 30, 2021, we had net income of $657,461, which consisted of the change in fair value of warrant liabilities of $6,509,908 and interest earned on investment held in Trust Account of $52,237, offset by general and administrative expenses of $5,904,684.
For the period from July 30, 2020 (inception) through September 30, 2020, we had net loss of $1,251, which consisted of general and administrative expenses.
Liquidity and Going Concern
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
For the nine months ended September 30, 2021, cash used in operating activities was $968,390. Net income of $657,461 was affected by a change in the fair value of warrant liabilities of $6,509,908, interest earned on marketable securities held in Trust Account of $52,237, and changes in operating assets and liabilities, which provided $4,936,294 of cash from operating activities.
As of September 30, 2021, we had cash and investments held in the Trust Account of $321,019,295. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of September 30, 2021, we had $184,877 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
We may need to raise additional capital through loans or additional investments from the Sponsor or our stockholders, officers, directors, or third parties. Our officers and directors and the Sponsor may but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 10, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 10, 2022.
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Net Income (Loss) per Common Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic
470-20)”
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
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Remediation of a Material weakness in Internal Control over Financial Reporting
We designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021 and such material weakness was remediated as of September 30, 2021.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
Cooper Stockholder Litigation
On May 28, 2021, Jeffery Cooper, a purported stockholder of Mudrick Capital Acquisition Corp. II (“MUDS”), filed a lawsuit in the Supreme Court of the State of New York, County of New York, captioned Jeffery Cooper v. Mudrick Capital Acquisition Corp. II., et al., against MUDS and the MUDS Board (the “Cooper Complaint”). The Cooper Complaint asserted a breach of fiduciary duty claim against the individual defendants and an aiding and abetting claim against MUDS in connection with the proposed transaction between MUDS and Topps. The Cooper Complaint alleged, among other things, that (i) defendants agreed to inadequate consideration in connection with the proposed transaction, and (ii) the proxy statement filed with the SEC on May 13, 2021 in connection with the proposed transaction was materially misleading. The Cooper Complaint sought, among other things, to enjoin the proposed transaction, rescind the transaction or award rescissory damages, and an award of attorneys’ fees and expenses. The Cooper Complaint was voluntarily dismissed on September 10, 2021.
Bass Stockholder Litigation
On August 10, 2021, Lawrence Bass, a purported stockholder of MUDS, filed a putative class action complaint in the Delaware Court of Chancery against MUDS and the MUDS Board, alleging that (i) defendants violated Section 242(b)(2) of the DGCL by denying holders of MUDS’s Class A common stock a separate class vote on the proposal to amend MUDS’s charter in connection with the proposed transaction between MUDS and Topps (the “Charter Proposal”), and (ii) the MUDS Board breached its fiduciary duties as a result of the alleged DGCL violation and the related filing of an allegedly misleading and incomplete definitive proxy statement insofar as it described the vote to effectuate the Charter Proposal (the “Bass Complaint”). Simultaneously, Mr. Bass also filed (i) a motion to expedite and (ii) a motion for preliminary injunction, which sought to prevent the MUDS Board from conducting the vote on the Charter Proposal. On August 16, 2021, the Bass Complaint was voluntarily dismissed, and the motions to expedite and for preliminary injunction were withdrawn.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II

Date: November 10, 2021	By:	/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: November 10, 2021	By:	/s/ Glenn Springer
	Name:	Glenn Springer
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)