Form 10-K/A
period 2020-12-31
Mudrick Capital Acquisition Corp. II
filed 2021-12-17
CIK 1820727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 3)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39771

MUDRICK CAPITAL ACQUISITION CORPORATION II
(Exact name of registrant as specified in its charter)

Delaware	85-2320197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

527 Madison Avenue, 6 th Floor New York, New York	10022
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (646)
747-9500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	MUDSU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MUDS	The Nasdaq Stock Market LLC
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	MUDSW	The Nasdaq Stock Market LLC
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
As of December
17
, 2021, there were 31,625,000 Units, consisting of 31,625,000 shares of Class A common stock, par value $0.0001 per share (“Class A Common stock”) and 15,812,500 Warrants, and 7,906,250 shares of Class B common stock, par value $0.0001 per share (“Class B Common stock”), of the registrant issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 3 to the Annual Report on Form
10-K/A
to “we,” “us,” “our” or the “Company” are to Mudrick Capital Acquisition Corporation II, unless the context otherwise indicates.
This Amendment No. 3 (“Third Amendment”) to our Annual Report on Form
10-K/A
amends our Annual Report on Form
10-K
filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2021 (the “First Filing”), as amended by Amendment No. 1 on Form
10-K/A
filed with the SEC on April 6, 2021 (the “First Amendment”) and Amendment No. 2 on Form
10-K/A
filed with the SEC on May 10, 2021 (the “Second Amendment,” together with First Filing, the First Amendment and the Second Amendment (the “Original Filing”)).
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in the Original Financial Statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and shares of Class A common stock. The Company filed its Form
10-Q
for the period ended September 30, 2021 on November 10, 2021 which included a revision to previously issued financial statements for the period ended December 31, 2020. The Company determined to present this revision in a prospective manner in all future filings.
Subsequently, on December 14, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 10, 2020 (the “Post-IPO Balance Sheet”), as previously revised in the Second Amendment, (ii) audited financial statements included in the Second Amendment, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 2, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021, (collectively, the “Affected Periods”), should be restated to report all Class A common stock as temporary equity and should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods (i) for the Post-IPO Balance Sheet and the Company’s audited financial statements included in the Second Amendment in this Third Amendment, and (ii) the unaudited condensed consolidated financial statements for the periods ended March 31, 2021 and June 30, 2021 in an Amendment No. 1 to the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021 (“Amendment No. 1 to Q3 Form
10-Q/A”)
to be filed with the SEC following the filing of this Third Amendment. In addition, in connection with the change in presentation for Class A common stock, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the initial public offering.
In connection with the Company’s restatement, the Company’s management has re-evaluated
the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. The Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2021 due to a material weakness in internal control over financial reporting relating to accounting for complex financial instruments. The Company’s remediation plan with respect to such material weakness will be described in more detail in this Third Amendment and in Amendment No. 1 to Q3 Form
10-Q/A.
We are filing this Third Amendment to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

•	Part I, Item 1A. Risk Factors

•	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8. Financial Statements and Supplementary Data

•	Part II, Item 9A. Controls and Procedures
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form
10-K/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, this Third Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Third Amendment does not reflect or purport to reflect any information or events occurring after the Original Filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Third Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing. This Amendment does not reflect adjustments for events occurring after the date of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Third Amendment should be read in conjunction with the Company’s Current Reports on
Form 8-K
filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

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

•
changes to accounting practices for special purpose acquisition companies and our ability to maintain an effective system of disclosure controls and procedures and internal control over financial reporting;

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
The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
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

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;
•	our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results;

•
changes to accounting practices for special purpose acquisition companies could result in further changes to our financial statements and disclosures, which could have a material adverse impact on us; and

•
we have identified a material weakness in our internal control over financial reporting related to accounting for complex financial instruments, and if we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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
We have not amended our previously filed Quarterly Reports on Form
10-Q
for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Third Amendment to Form
10-K/A,
and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock. In addition, in connection with the change in presentation for the public shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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
Going Concern
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officers and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Third Amendment, our management re-evaluated,
with the participation of our current chief executive officers and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule
13a-15(b)
under the Exchange Act, Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of December 31, 2020, due to a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Third Amendment had not yet been identified. In light of the material weakness which resulted in the restatement of our financial statements included in this Third Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting for complex financial instruments. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers

NAME	AGE	POSITION
Jason Mudrick	45	Chief Executive Officer and Chairman of the Board of Directors
Victor Danh	42	Vice President
David Kirsch	40	Vice President and Director
Glenn Springer	47	Chief Financial Officer
Dennis Stogsdill	49	Director
Scott Kasen	55	Director
Dr. Brian Kushner	62	Director
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

Code of Ethics
We have adopted a Code of Ethics applicable to our directors, officers and employees. You will be able to review these documents by accessing our public filings at the SEC’s web site at
 www.sec.gov
. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K.

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

(7)
According to a Schedule 13G filed with the SEC on December 21, 2020, Adage Capital Partners, L.P. (“ACP”) is the record owner of the shares. Adage Capital Partners GP, L.L.C. (“ACPGP”) is general partner of ACP, and Adage Capital Advisors, L.L.C. (“ACA”) is managing member of ACPGP. Each of Robert Atchinson and Phillip Gross is a managing member of ACA. Based on such relationships, ACPGP, ACA and Messrs. Atchinson and Gross may be deemed to be beneficial owners of the shares held of record by ACP. The address for each reporting person is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

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

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC or Withum, for services rendered.
Audit Fees
. Audit fees consist of fees for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees of Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from July 30, 2020 (inception) through December 31, 2020 totaled approximately $31,000. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $63,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the period from July 30, 2020 (inception) through December 31, 2020, we did not pay Withum any audit-related fees.
Tax Fees
. We did not pay Withum for tax services, planning or advice for the period from July 30, 2020 (inception) through December 31, 2020.
All Other Fees
. We did not pay Withum for any other services for the period from July 30, 2020 (inception) through December 31, 2020.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Mudrick Capital Acquisition Corporation II (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from July 30, 2020, (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 30, 2020, (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to complete a business combination by December 10, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
May 10, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is December 17, 2021

MUDRICK CAPITAL ACQUISITION CORPORATION II
BALANCE SHEET
DECEMBER 31, 2020 (restated)

ASSETS
Current assets
Cash	$1,117,679
Prepaid expenses	167,708

Total Current Assets	1,285,387
Cash and marketable securities held in trust account	321,002,166

Total Assets	$322,287,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accrued expenses	$102,348

Total Current Liabilities	102,348
Deferred underwriting fee payable	11,068,750
Warrant liability	24,560,101

Total Liabilities	35,731,199

Commitments and contingencies
Class A common stock subject to possible redemption, 31,625,000 shares at approximately $10.15 per share	320,993,750
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; excluding 31,625,000 shares subject to possible redemption at December 31, 2020	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding (1)	791
Additional paid-in capital	—
Accumulated deficit	(34,438,187)

Total Stockholders’ Deficit	(34,437,396)

Total Liabilities and Stockholders’ Deficit	$322,287,553

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

MUDRICK CAPITAL ACQUISITION CORPORATION II
STATEMENT OF OPERATIONS (restated)
FOR THE PERIOD FROM JULY 30, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operational costs	$110,911

Loss from operations	(110,911)
Other income (costs):
Change in fair value of warrants	(938,033)
Transaction costs	(696,870)
Interest earned on marketable securities held in Trust Account	8,416

(1,626,487)

Net loss	$(1,737,398)

Weighted average shares outstanding of Class A common stock	4,317,500

Basic and diluted loss per share, Class A common stock	$(0.14)

Weighted average shares outstanding of Class B common stock (1)	7,835,208

Basic and diluted net loss per share, Class B common stock	$(0.14)

(1)
In November 2020, the Sponsor returned to the Company, at no cost, an aggregate of 1,437,500 Founder Shares, which the Company cancelled. In December 2020, the Company effected a stock dividend of 0.1 shares for each Founder Share outstanding, resulting in an aggregate of 7,906,250 Founder Shares issued and outstanding. All share and per-share
amounts have been retroactively restated to reflect the share transactions (see
Note 6
).

The accompanying notes are an integral part of the financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – July 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor (1)	—	—	7,906,250	791	24,209	—	25,000
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,257,607)	(32,700,789)	(33,958,396)
Sale of Private Placement Warrants (Proceeds received in excess of fair value)	—	—	—	—	1,233,398	—	1,233,398
Net loss	—	—	—	—	—	(1,737,398)	(1,737,398)

Balance – December 31, 2020	—	$—	7,906,250	$791	$—	$(34,438,187)	$(34,437,396)

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

F-
7

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

F-
8

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the am
o
unt of funds deposited into the Trust Account ($10.15 per share).
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
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending its Annual Report on Form
10-K,
filed with the SEC on April 2, 2021 (the “First Filing”), as amended by Amendment No. 1 to Form
10-K/A
filed with the SEC on April 6, 2021 (the “First Amendment”) and Amendment No. 2 to Form
10-K/A
filed with the SEC on May 10, 2021 (the “Second Amendment,” together with First Filing, the First Amendment and the Second Amendment (the “Original Filing”)). This Amendment No. 3 (the “Third Amendment”) is being filed, to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, and ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its amended and restated certificate of incorporation (the “Charter”) currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form
8-K
filed with the SEC on December 16, 2020 (the
“Post-IPO
Balance Sheet”), and the Original Filing, as well as the Form
10-Qs
for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). The financial statements included in this Third Amendment restate the Company’s previously issued audited and unaudited financial statements covering the
Post-IPO
balance sheet and the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Amendment No. 1 to Form
10-Q
/A
for the quarterly period ended September 30, 2021 to be filed immediately after this Third Amendment.

Please see Note 3, Note 8 and Note 12, which have been updated to reflect the restatement of the financials contained in this Third Amendment.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of December 10, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 2	Adjustment	As Revised
Class A common stock subject to possible redemption	$245,045,464	$34,079,536	$279,125,000
Class A common stock	$336	$(336)	$—
Additional paid-in capital	$5,610,651	$(5,610,651)	$—
Accumulated deficit	$(611,770)	$(28,468,549)	$(29,080,319)
Total stockholders’ equity (deficit)	$5,000,008	$(34,079,536)	$(29,079,528)
Number of Class A common shares subject to redemption	24,142,410	3,357,590	27,500,000
Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$281,556,345	$39,437,405	$320,993,750
Class A common stock	$389	$(389)	$—
Additional paid-in capital	$6,736,228	$(6,736,228)	$—
Accumulated deficit	$(1,737,398)	$(32,700,789)	$(34,438,187)
Total stockholders’ equity (deficit)	$5,000,010	$(39,437,405)	$(34,437,395)
Number of Class A common shares subject to redemption	27,738,814	3,886,186	31,625,000
Statement of Cash Flows for the Period from July 30, 2020 (inception) to December 31, 2020 (audited)
Initial classification of Class A common stock subject to possible redemption	$282,595,627	$(282,595,627)	$—
Change in value of Class A common stock subject to possible redemption	$(1,039,283)	$1,039,283	$—
Statement of Operations for the Period from July 30, 2020 (inception) to December 31, 2020 (audited)
Weighted average shares outstanding of Class A redeemable common stock	30,875,000	(26,557,500)	4,317,500
Basic and diluted income per share, Class A redeemable common stock	$0.00	$(0.14)	$(0.14)
Weighted average shares outstanding of Class B non-redeemable common stock	6,994,758	840,450	7,835,208
Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.25)	$0.11	$(0.14)
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 10, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been mad
e
 to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 10, 2022.
On August 20, 2021, the Topps Merger as disclosed in Note 12 was terminated.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being r
e
quired to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
At December 31, 2020, the Class A common stock reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	$(12,036,716)
Class A common stock issuance costs	(17,177,930)
Plus:
Accretion of carrying value to redemption value	$33,958,396

Class A common stock subject to possible redemption	$320,993,750

Offering Costs
Offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $17,874,801 were initially charged to temporary equity and accreted to redemption value upon the completion of the Initial Public Offering (see Note 1).
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
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,631,250 shares of Class A common stock in the aggregate. As of December 31, 2020 the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common shares is the same as basic net income (loss) per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per common share:

	For The Period from July 30, 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net income (loss) per common shares
Numerator:
Allocation of net income (loss), as adjusted	$(619,330)	$(1,116,818)
Denominator:
Basic and diluted weighted average shares outstanding	4,317,500	7,835,208

Basic and diluted net income (loss) per common share	$(0.14)	$(0.14)

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
Class
 A Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020, there was 31,625,000 Class A common stock issued and outstanding which are presented as temporary equity.
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

As of December 31, 2020, the Company had $76,333 of U.S. federal and state net operating loss carryovers a
v
ailable to offset future taxable income.
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

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and ar
e
 presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.
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
NOTE 12. SUBSEQUENT EVENTS
On April 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Titan Merger Sub I, Inc., a Delaware corporation and direct, wholly owned subsidiary of the Company, Titan Merger Sub II, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of the Company, Topps Intermediate Holdco, Inc., a Delaware corporation, and Tornante-MDP Joe Holding LLC, a Delaware limited liability company and the sole stockholder of the Topps Intermediate Holdco, Inc. On August 20, 2021, the parties terminated the Merger Agreement, effective August 20, 2021.
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the termination of the Topps Merger and restatement disclosed in Note 2 and as described herein, the Company did not identify any subsequent events that would have requir
e
d adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement dated January 7, 2021 between the Company and Jefferies LLC. (2)

3.1	Amended and Restated Certificate of Incorporation. (2)

3.3	Bylaws. (1)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Class A Common Stock Certificate. (3)

4.3	Specimen Warrant Certificate. (3)

4.4	Warrant Agreement dated December 7, 2020 between the Company and Continental Stock Transfer & Trust Company. (3)

4.5	Description of Registered Securities. ***

10.1	Letter Agreement dated December 7, 2020 by and among the Company, Mudrick Capital Acquisition Holdings II LLC and each of the directors and executive officers of the Company. (2)

10.2	Investment Management Trust Agreement, dated December 7, 2020, by and between Continental Stock Transfer & Trust Company and the Company. (2)

10.3	Promissory Note issued to Mudrick Capital Acquisition Holdings II LLC. (1)

10.4	Registration Rights Agreement, dated December 7, 2020, by and among the Company, Mudrick Capital Acquisition Holdings II LLC and the Holders signatory thereto. (2)

10.5	Private Placement Warrant Purchase Agreement dated December 7, 2020, by and between the Company and Mudrick Capital Acquisition Holdings II LLC. (2)

10.6	Private Placement Warrant Purchase Agreement dated December 7, 2020, by and between the Company and Jefferies LLC. (2)

10.7	Administrative Support Agreement dated December 7, 2020, by and between the Company and Mudrick Capital Acquisition Holdings II LLC. (3)

10.8	Form of Indemnity Agreement. (3)

31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101.SCH	Inline XBRL Taxonomy Extension Schema*

101.CAL	Inline XBRL Taxonomy Calculation Linkbase*

101.LAB	Inline XBRL Taxonomy Label Linkbase*

101.PRE	Inline XBRL Definition Linkbase Document*

101.DEF	Inline XBRL Definition Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith.

***	Previously filed or furnished.

(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on October 9, 2020 (File No. 333-249402).

(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 11, 2020.

(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 3, 2020 (File No. 333-249402).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 17, 2021	Mudrick Capital Acquisition Corporation II

	By:	/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer (Principal Executive Officer)