Form 10-Q/A
period 2021-09-30
Mudrick Capital Acquisition Corp. II
filed 2021-12-17
CIK 1820727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No.1

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	T RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock andone-halfof one Redeemable Warrant	MUDSU	The Nasdaq Stock Market LLC
Class A Common Stock, par value $0.0001 per share	MUDS	The Nasdaq Stock Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	MUDSW	The Nasdaq Stock Market LLC
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

EXPLANATORY NOTE
Mudrick Capital Acquisition Corporation II (the “Company,” “we”, “our” or “us”) is filing this Quarterly Report on Form
10-Q/A
(“Amendment No. 1” or the “Amendment”), or this Quarterly Report, to amend our Quarterly Report on Form
10-Q
for the quarter ended September 30, 2021, originally filed with the Securities and Exchange Commission, or the SEC, on November 10, 2021 (the “Original Filing”), to restate certain of our financial statements (collectively, the “Original Financial Statements”) as a result of a reclassification error related to temporary equity and permanent equity described in more detail below.
Restatement Background
In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in the Original Financial Statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and shares of Class A common stock. The Company filed the Original Filing on November 10, 2021 which included a revision to previously issued financial statements for the period ended December 31, 2020. The Company determined to present this revision in a prospective manner in all future filings.
Subsequently, on December 14, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of December 10, 2020 (the
“Post-IPO
Balance Sheet”), as previously revised in the Company’s Amendment No. 2 on Form
10-K/A
filed with the SEC on May 10, 2021 (“Amendment No. 2 to Form
10-K/A”),
(ii) audited financial statements included in Amendment No. 2 to Form
10-K/A,
(iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 2, 2021; and (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 10, 2021, (collectively, the “Affected Periods”), should be restated to report all Class A common stock as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods (i) for the unaudited condensed consolidated financial statements for the periods ended March 31, 2021 and June 30, 2021 in this Amendment and (ii) for the
Post-IPO
Balance Sheet and the Company’s audited financial statements included in the Amendment No. 2 to Form
10-K/A
in Amendment No. 3 to Form
10-K/A
filed immediately prior to this Amendment. In addition, in connection with the change in presentation for Class A common stock, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a business combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the initial public offering. The restatement is more fully described in Note 2 of the notes to the condensed consolidated financial statements included herein.
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form
10-Q/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).

Internal Control and Disclosure Controls Considerations
In connection with the restatement, the Company’s management has re-evaluated
the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021. The Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2021 due to material weaknesses in internal control over financial reporting related to the accounting for complex financial instruments described above. The Company’s remediation plan with respect to such material weaknesses are described in more detail in this Amendment and in Amendment No. 3 to Form
10-K/A.
Items Amended In This Amendment
This Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1. Condensed Consolidated Financial Statements.

•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part I – Item 4. Controls and Procedures.

•	Part II – Item 1A. Risk Factors.

•	Part I1 – Item 6. Exhibits.
Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.
This Amendment does not reflect adjustments for events occurring after November 10, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on
Form 8-K
filed with the SEC since the date of filing of the Original Filing and all of the Company’s filings after the date hereof.

MUDRICK CAPITAL ACQUISITION CORPORATION II
FORM
10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

		Page
PART 1 – FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2021 and for the period from July 30, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholder’s Deficit for the Three and Nine months Ended September 30, 2021 and for the period from July 30, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2021 and for the period from July 30, 2020 (inception) through September 30, 2020	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22
Item 4.	Control and Procedures	22
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
SIGNATURES		26

PART 1 – FINANCIAL INFORMATION
MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(Revised)
ASSETS
Current assets
Cash	$184,877	$1,117,679
Prepaid expenses	125,401	167,708

Total Current Assets	310,278	1,285,387
Investments held in Trust Account	321,019,295	321,002,166

TOTAL ASSETS	$321,329,573	$322,287,553

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$4,996,335	$102,348
Advance from related party	480	—

Total Current Liabilities	4,996,815	102,348
Warrant liabilities	18,050,193	24,560,101
Deferred underwriting fee payable	11,068,750	11,068,750

TOTAL LIABILITIES	34,115,758	35,731,199

Commitments and Contingencies
Class A common stock subject to possible redemption 31,625,000 shares at approximately $10.15 per share as of September 30, 2021 and December 31, 2020	320,993,750	320,993,750
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	791	791
Additional paid-in capital	—	—
Accumulated deficit	(33,780,726)	(34,438,187)

Total Stockholders’ Deficit	(33,779,935)	(34,437,396)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$321,329,573	$322,287,553

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

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
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by December 10, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 10, 2022
.
NOTE 2.
RESTATEMENT
OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s unaudited condensed consolidated financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of
 $10.00
per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than
 $5,000,001.
Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021 and June 30, 2021 (collectively, the “Prior Affected Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Prior Affected Periods should be restated as well as to restate net income (loss) per share. As such, the Company is reporting a restatement to the Prior Affected Periods in this Amendment
.
In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

The impact of the restatement on the Company’s financial statements is reflected in the following table.

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Class A common stock subject to possible redemption	$285,828,860	$35,164,890	$320,993,750
Class A common stock	$346	$(346)	$—
Additional paid-in capital	$2,463,755	$(2,463,755)	$—
Accumulated deficit	$2,535,117	$(32,700,789)	$(30,165,670)
Total stockholders’ equity (deficit)	$5,000,009	$(35,164,890)	$(30,164,881)

Number of shares subject to redemption	28,160,166	3,464,834	31,625,000

Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Class A common stock subject to possible redemption	$169,932,602	$151,061,148	$320,993,750
Class A common stock	$1,488	$(1,488)	$—
Additional paid-in capital	$118,358,871	$(118,358,871)	$—
Accumulated deficit	$(113,361,143)	$(32,700,789)	$(146,061,932)
Total stockholders’ equity (deficit)	$5,000,007	$(151,061,148)	$(146,061,141)

Number of shares subject to redemption	16,741,717	14,883,283	31,625,000

Statement of Operations for the Three Months March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Weighted average shares outstanding, Class A common stock	31,625,000	—	31,625,000
Basic and diluted earnings per share, Class A common stock	$—	$0.11	$0.11
Weighted average shares outstanding, Class B common stock	7,906,250	—	7,906,250
Basic and diluted earnings per share, Class B common stock	$0.54	$(0.43)	$0.11

Statement of Operations for the Three Months June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Weighted average shares outstanding, Class A common stock	31,625,000	—	31,625,000
Basic and diluted earnings per share, Class A common stock	$—	$(2.93)	$(2.93)
Weighted average shares outstanding, Class B common stock	7,906,250	—	7,906,250
Basic and diluted earnings per share, Class B common stock	$(14.66)	$11.73	$(2.93)

Statement of Operations for the Six Months June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Weighted average shares outstanding, Class A common stock	31,625,000	—	31,625,000
Basic and diluted earnings per share, Class A common stock	$—	$(2.82)	$(2.82)
Weighted average shares outstanding, Class B common stock	7,906,250	—	7,906,250
Basic and diluted earnings per share, Class B common stock	$(14.12)	$11.30	$(2.82)

Statement of Cash Flows for the Three Months March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$4,272,516	$(4,272,516)	$—

Statement of Cash Flows for the Six Months June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Non-Cash investing and financing activities:
Change in value of Class A common stock subject to possible redemption	$(111,623,742)	$111,623,742	$—

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A, as filed with the SEC on May 10, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.
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
Class A Common Stock Subject to Possible Redemption
The
Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets
.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
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

Offering Costs
Offering costs consisted of legal, accounting, and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed consolidated statements of operations.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

For issued or modified warrants that meet all of the criteria for equity classification
, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations.
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

1
1

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $
250,000
. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

1
2

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic
470-20)”
and “Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements
.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
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
NOTE 7. COMMITMENTS
Risks and Uncertainties
Management continues to evaluate the impact of theCOVID-19pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

1
5

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

1
6

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

1
7

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Description	Level	Amortized Cost	Gross Holding Gain	Fair Value

September 30, 2021	Assets :
	Held-to-Maturity Investments— U.S. Treasury Securities (Matures on 11/26/2021)	1	$321,018,310	$964	$321,019,274
	Liabilities:
	Warrant Liability – Public Warrants	1	—	—	9,329,375
	Warrant Liability – Private Placement Warrants	3	—	—	8,720,818

	Description	Level	Amortized Cost	Gross Holding Loss	Fair Value
December 31, 2020	Assets :
	Held-to-Maturity Investments— U.S. Treasury Securities (Matured on 3/11/2021)	1	$321,001,741	$(18,297)	$320,983,444
	Liabilities:
	Warrant Liability – Public Warrants	1	—	—	12,573,343
	Warrant Liability – Private Placement Warrants	3	—	—	11,986,758
The Warrants were accounted for as liabilities in accordance with ASC815-40 and are presented within warrant liabilities the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.
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
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements
.

1
8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of our financial statements for the periods ended December 31, 2020, March 31, 2021, June 30, 2021 and September 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
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
“Debt—Debt with Conversion and Other Options
(Subtopic470-20)”
and “Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic815-40):
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
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to
Rule 13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due to a material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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
See our risk factors under Item 1A filed with Amendment No. 3 to our Form
10-K/A
on December 17, 2021.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II

Date: December 17, 2021	By:	/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: December 17, 2021	By:	/s/ Glenn Springer
	Name:	Glenn Springer
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)