Form 10-K
period 2021-12-31
Mudrick Capital Acquisition Corp. II
filed 2022-03-29
CIK 1820727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
At June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2021, computed by reference to the closing price for the Class A common stock on such date, as reported on the Nasdaq Stock Market, was $394,047,500.
As of March 29, 2022, there we
re 31,625,000
shares of Class A common stock, par value $0.0001 per share and
 7,906,250
shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form
10-K,
including, without limitation, statements under the heading Item 7. “
Management’s Discussion and Analysis of Financial Condition and Results of Operations
,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “
Securities Act
”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

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
The forward-looking statements contained in this Annual Report on Form
10-K
are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
Unless otherwise stated in this Annual Report on Form
10-K,
or the context otherwise requires, references to:

•	“Class A common stock” are to our Class A common stock, par value $0.0001 per share;

•	“common stock” are to our Class A common stock and our Class B common stock, collectively;

•
“founder shares” or “Class B common stock” are to shares of our Class B common stock, par value $0.0001 per share, held by our initial stockholders prior to our initial public offering, and the shares of our Class A common stock issued upon the conversion thereof;

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

PART I
Item 1. Business
Overview
We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination.
Our sponsor was formed by Mudrick Capital, which was founded in 2009 to focus on investment opportunities in distressed credit and post-restructured equities. As of February 2022, Mudrick Capital managed approximately $3.4 billion, primarily for institutional clients such as pension funds, endowments, foundations, insurance companies, family offices, funds of funds and high net worth individuals. Mudrick Capital currently has 29 seasoned employees, including 11 investment professionals with over 100 years of combined distressed and post-restructuring investment experience. Mudrick Capital has been deploying capital for over 12 years across over 200 distressed or post-restructuring investments since the fund’s inception, including 27 investments with active involvement via board of directors and/or credit committee representation. In addition, Mudrick Capital sponsored Mudrick Capital Acquisition Corporation, a prior special purpose acquisition company that raised approximately $250 million in its initial public offering and which subsequently merged with Hycroft Mining Corporation (“
Hycroft
”), a
US-based,
gold and silver producer with proven and probable mineral reserves of ~18 million gold equivalent ounces.
Our management team is led by Jason Mudrick, our Chairman and Chief Executive Officer. Mr. Mudrick is also the President of Mudrick Capital and has in excess 19 years of experience investing in the public and private markets for distressed debt and post-restructured equities. Mr. Mudrick has served on numerous ad hoc creditors’ committees and corporate boards and has a long track record of creating value both through identifying undervalued businesses for investment and working with management teams. Our management team and board of directors also include Victor Danh and David Kirsch, both Managing Directors at Mudrick Capital. Mr. Danh and Mr. Kirsch have over 30 years of combined distressed investing and restructuring experience. Our management team will be supported by and work closely with the rest of the Mudrick Capital investment team, which consists of 11 investment professionals.
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
or lower credit rating and a negative outlook, has more than doubled since 2019, rising from 145 companies, or 11% of the S&P coverage universe, to 329 companies as of June 2020, or 25%;

•
U.S. default rates have risen sharply this year and are projected to continue to rise over the next 12 months. According to S&P, the trailing 12 month default rate has doubled since the beginning of the year to 3.9% and is projected to reach over 10% within the next 12 months. Defaults have ranged across a large number of industries including Business Services, Consumer and Industrials, according to S&P;

•
The U.S. leveraged loan market today is approximately $1.2 trillion, which is approximately double the size of the market during the 2008-2009 credit cycle. This means that similar default rates in today’s market would imply a significantly larger volume of restructured liabilities;

•
Collateralized loan obligations (“
CLOs
”) represent a much larger ownership of today’s leveraged loan market compared to the leveraged loan market in 2008-2009. There has been almost 2.5x the CLO issuance from 2013-2019 ($743 billion) compared to 2001-2007 ($302 billion). The increased CLO market share of the leverage loan market may lead to a larger number of post-restructured companies with equity ownership being held by CLOs, which could lead to attractive investment opportunities at relatively more favorable terms.

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

•
Post-Restructured Companies
. We are seeking candidates that have recently restructured their balance sheet. We believe that post-restructured companies may be valued at a discount to their publicly traded peers due to the non-long
term nature of their ownership base (former creditors are typically the new equity owners post-restructuring), the complexity in understanding their restructuring, the lack of clarity and information regarding their financial performance, the concentrated nature of their ownership base and the lack of a publicly traded equity, among other reasons. We also believe that post-restructured companies are where we have the strongest network to identify opportunities and the greatest ability and experience to provide stockholder value.

•
Middle-Market Companies
. We are seeking candidates with an enterprise value of approximately $750 million to $2.0 billion, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies. We believe that post-restructured middle-market companies suffer from a larger valuation discount to their publicly traded peers than larger companies.

•
Companies with Stressed Capital Structures
. We are targeting companies that, due to the economic dislocation caused by
COVID-19,
have near-term earnings and cash flow profiles that cannot support their pre-COVID-19
capital structures and will require incremental outside capital as part of a bankruptcy, out of court balance sheet restructuring, or other recapitalization. We believe that middle-market companies in particular have a more difficult time accessing the capital markets compared to their larger peers, and therefore could benefit more from an initial business combination with our company.

•
Market Leaders with Defensible Business Models and Stable Cash Flows
. We are targeting companies that have restructured or need to restructure their balance sheets due to a bad balance sheet, and not a bad business. We intend to seek candidates that are market leaders in their industry, have defensible business models, and generate stable and predictable cash flows.

•
Discount to Publicly Traded Peers
. We are seeking candidates that are valued in the private market at a significant discount to their publicly traded peers. We believe that this discount will facilitate the initial business combination negotiation by allowing the opportunity for liquidity and multiple expansion for the targets’ current stockholders, while at the same time allowing meaningful upside for our stockholders post-business combination.

•
Strong Management Teams
. We are targeting businesses that have strong, experienced management teams. We also may be able to assist with potential management additions from our network of experienced turnaround professionals. Additionally, we may seek to optimize the management team of a potential target business by introducing board members with relevant insight and experience.

•
Benefit from Being a Public Company
. We are pursuing business combinations with companies that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission (the “
SEC
”).

Our sponsor may form, and our officers and directors may become an officer or director of, another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act prior to the completion of our initial business combination.
Initial Business Combination
The rules of the Nasdaq Stock Market (“
Nasdaq
”) require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the trust account). Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
We may, at our option, pursue a business combination opportunity jointly with one or more entities affiliated with Mudrick Capital and/or one or more investors in funds or separate accounts managed by Mudrick Capital, which we refer to as an “
Affiliated Joint Acquisition
.” Any such parties would
co-invest
only if  (i) permitted by applicable regulatory and other legal limitations; (ii) we and Mudrick Capital considered a transaction to be mutually beneficial to us as well as the affiliated entity; and (iii) other business reasons exist to do so, such as the strategic merits of including such co-investors,
the need for additional capital beyond the amount held in our trust account to fund the initial business combination and/or the desire to obtain committed capital for closing the initial business combination. An Affiliated Joint Acquisition may be effected through a co-investment
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report on Form
10-K.
The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our founder shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding as of our initial public offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding founder shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. We cannot determine at this time whether a majority of the holders of founder shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A stockholders on structuring an initial business combination; (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the founder shares; or (iv) as part of the Affiliated Joint Acquisition. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our founder shares, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.
We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “
Investment

Company Act
”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.
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
Further, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our common stock held by nonaffiliates does not equal or exceed $250.0 million as of the prior June 30th, or (2) our annual revenues did not equal or exceed $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates
did not equal or exceed $700.0 million as of the prior June 30th.

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

Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources have read the prospectus in connection with our initial public offering and this Annual Report on Form
10-K
and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket
expenses by a target business. We have agreed to pay our sponsor a total of  $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.
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
Potential target companies with whom we may engage in discussions may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors, including blank check companies with which our executive officers or board of directors were affiliated. We have not contacted any of the prospective target businesses that Hycroft Mining Holding Corp. (fka Mudrick Capital Acquisition Corporation) considered and rejected while it was a blank check company searching for target businesses with which to consummate an initial business combination. However, we may contact such targets if we become aware that such targets are interested in a potential initial business combination with us and such transaction would be attractive to our stockholders.

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
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure stockholders that we will properly ascertain or assess all significant risk factors.
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
Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure stockholders that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure stockholders that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure stockholders that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
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
Under Nasdaq listing rules, stockholder approval would be required for our initial business combination if, for example:

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
Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 6,325,000 shares of Class A Common Stock, or 20% of the shares sold in our initial public offering, which we refer to as the “
Excess Shares
.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 6,325,000 of our Class A Common Stock shares could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 6,325,000 shares without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
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
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $750,000 of proceeds held outside the trust account, although we cannot assure stockholders that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.15. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure stockholders that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.15. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure stockholders that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to enter into an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to the Company, and will only enter into an agreement with such third party if our management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. WithumSmith+Brown, PC, our independent registered public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the trust account.
In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.15 per share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement executed in connection with our initial public offering filed herewith as Exhibit 10.1, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.15 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.15 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure stockholders that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial business combination, and stockholders would receive such lesser amount per share in connection with any redemption of public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure stockholders that our sponsor would be able to satisfy those obligations, and believe that our sponsor’s only assets are securities of our company. Accordingly, we cannot assure stockholders that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.15 per public share.
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

Furthermore, if the
 pro rata
 portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination on or before September 10, 2022 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by September 10, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible after September 10, 2022 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
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
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure stockholders we will be able to return $10.15 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure stockholders that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 21 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial
business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by September 10, 2022, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata
 share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.
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
Human Capital
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
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, U.S. generally accepted accounting principles (“
GAAP
”) or International Financial Reporting Standards as issued by the International Accounting Standards Board, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure stockholders that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.
We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
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
Item 1A. Risk Factors
As a smaller reporting company, we are not required to include risk factors in this Annual Report on Form
10-K.
However, below is a summary list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations. For the complete list of risks relating to our operations, see the section titled “
Risk Factors
” contained in the Company’s definitive proxy statement in connection with the Company’s since cancelled special meeting of stockholders filed with the SEC on July 30, 2021.

•	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

•	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

•
as the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets, which could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination;

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

•	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

•	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

•	stockholders may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

•	trust account funds may not be protected against third party claims or bankruptcy;

•	an active market for our public securities may not develop and stockholders will have limited liquidity and trading;

•	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

•	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

•	our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results;

•
we have identified a material weakness in our internal control over financial reporting related to accounting for complex financial instruments, and if we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results;

•	our ability to continue as a going concern; and

•
escalating tensions between Russia and Ukraine and any continuing military incursion by Russia into Ukraine could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects us and our ability to consummate our initial business combination.

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
Our units, Class A common stock and warrants are each traded on Nasdaq under the symbols “MUDSU,” “MUDS” and “MUDSW”, respectively. Our units commenced public trading on December 8, 2020, and our Class A common stock and warrants commenced public trading separately on January 29, 2021.
(b) Holders
As of March 29, 2022, there was one holder of record of our units, one holder of record of our shares of Class A common stock and three holders of record of our warrants.
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
(d) Securities Authorized for Issuance Under Equity Compensation Plans.
None.
(e) Recent Sales of Unregistered Securities
Our sponsor and Jefferies purchased, pursuant to a written agreement, an aggregate of 11,812,500 (10,375,000 by our sponsor and 1,437,500 by Jefferies) private placement warrants for a purchase price of $1.00 per warrant in a private placement that closed simultaneously with the closing of our initial public offering. Simultaneously with the closing of the over-allotment option in connection with our initial public offering, we also consummated the sale of an additional 1,443,750 private placement warrants at $1.00 per private placement warrant. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. The issuance of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
(g) Use of Proceeds from the Initial Public Offering
On December 10, 2020, we consummated our initial public offering of 27,500,000 units. Each unit consists of one share of Class A common stock of the Company and one-half
of one warrant, entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $275,000,000. On December 14, 2020, the underwriters fully exercised their over-allotment option, resulting in an additional 4,125,000 units issued for an aggregate amount of $41,250,000.

A total of $320,993,750 of the proceeds from the initial public offering and the sale of the private placement warrants (which amount includes $11,068,750 of the underwriters’ deferred discount and the proceeds of the underwriter’s exercise in full of the over-allotment option and an associated over-allotment private placement of warrants) was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer & Trust Company, acting as trustee. The proceeds held in the trust account may be invested by the trustee only in U.S. government securities with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule
2a-7
under the Investment Company Act.
Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in Item 8. “
Financial Statements and Supplementary Data
” of this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “
Special Note Regarding Forward-Looking Statements
,” Item 1A. “
Risk Factors
” and elsewhere in this Annual Report on Form
10-K.
Recent Developments
On April 6, 2021, we entered into a merger agreement and related agreements to acquire, among other things, all of the outstanding capital stock Topps Intermediate Holdco, Inc. (“
Topps
”). On August 20, 2021, the parties terminated the merger agreement and related agreements, effective August 20, 2021.
Overview
We are a blank check company formed under the laws of the State of Delaware on July 30, 2020 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar Business Combination with one or more businesses. We intend to effectuate our business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.
We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure stockholders that our plans to complete a business combination will be successful.
Results of Operations
We have neither engaged in any operations (other than searching for a business combination after our initial public offering) nor generated any revenues to date. Our only activities from inception through December 31, 2021 were organizational activities, those necessary to prepare for our initial public offering, described below, identifying a target company for a business combination and activities in connection with the announced and subsequently terminated acquisition of Topps. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating
income in the form of interest income from the proceeds derived from our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had a net loss of $4,505,597, which consisted of general and administrative expenses of $7,041,226, offset by interest earned on investments held in the trust account of $72,866 and change in fair value of warrant liabilities of $2,462,763.
For the period from July 30, 2020 (inception) through December 31, 2020, we had a net loss of $1,737,398, which consisted of general and administrative expenses of $110,911, change in fair value of warrant liabilities of $938,033, and transaction costs of $696,870, offset by interest earned on investments held in the trust account of $8,416.
Liquidity and Capital Resources
On December 10, 2020, we consummated the Initial Public Offering of 27,500,000 units, at a price of $10.00 per unit, generating gross proceeds of $275,000,000. Simultaneously with the closing of our initial public offering, we consummated the sale of 11,375,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our sponsor and Jefferies, generating gross proceeds of $11,375,000.

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
Following our initial public offering, the full exercise of the over-allotment option and the sale of the private placement warrants, a total of $320,993,750 was placed in the trust account. We incurred $17,874,801 in transaction costs, including $6,325,000 of underwriting fees, $11,068,750 of deferred underwriting fees and $481,051 of other offering costs.
For the year ended December 31, 2021, cash used in operating activities was $2,014,101. Net loss of $4,505,597 was affected by interest earned on investments held in the trust account of $72,866, change in fair value of warrant liability of $2,462,763 and changes in operating assets and liabilities, which provided $5,027,125 of cash from operating activities.
For the period from July 30, 2020 (inception) through December 31, 2020, cash used in operating activities was $175,021. Net loss of $1,737,398 was affected by formation costs paid through a promissory note of $1,250, interest earned on investments held in the trust account of $8,416, change in fair value of warrant liability of $938,033, transaction costs allocated to warrants of $696,870 and changes in operating assets and liabilities, which used $65,360 of cash from operating activities.
As of December 31, 2021, we had cash and investments held in the trust account of $321,039,924. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account to complete our business combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of December 31, 2021, we had $138,868 of cash held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.
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
We may need to raise additional capital through loans or additional investments from our sponsor or our stockholders, officers, directors, or third parties. Our officers and directors and our sponsor may but are not obligated to loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a business combination. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“
ASU
”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if our company is unable to complete a business combination by September 10, 2022, then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 10, 2022.

Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Class A Common Stock Subject to Possible Redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.
Item 8. Financial Statements and Supplementary Data
This information appears following Item 16 of this Annual Report on Form
10-K
and is included herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
Management’s Report on Internal Controls Over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

3.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.
Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
The Company has made changes in its internal control over financial reporting to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.

Item 9.B. Other Information
None.
Item 9.C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers
NAME	AGE	POSITION
Jason Mudrick	47	Chief Executive Officer and Chairman of the Board of Directors
Victor Danh	44	Vice President
David Kirsch	42	Vice President and Director
Glenn Springer	49	Chief Financial Officer
Dennis Stogsdill	51	Director
Scott Kasen	56	Director
Dr. Brian Kushner	63	Director
Jason Mudrick
 has been our Chief Executive Officer and chairman of our board of directors since August 2020. Mr. Mudrick is the founder and Chief Investment Officer of Mudrick Capital Mudrick Capital. Mr. Mudrick began his Wall Street career in 2000 advising on mergers and acquisition transactions as an Associate in Merrill Lynch’s Mergers & Acquisitions Investment Banking Group. In 2001, he joined Contrarian Capital Management, where he began his focus on distressed investing. Beginning in October 2002, Mr. Mudrick served as Managing Director and Portfolio Manager of the Contrarian Equity Fund, a fund specializing in post-restructured equities, which he managed until his departure at the end of 2008. As Managing Director and Portfolio Manager of the Contrarian Equity Fund, Mr. Mudrick specialized in investing in post-restructured equities, among other things. In 2009, Mr. Mudrick founded Mudrick Capital to continue his specialty of investing in distressed debt and post-restructured equities. Mr. Mudrick has served on numerous ad hoc creditors’ committees and eleven post-restructured companies’ boards of directors, including Safety-Kleen Holdings, Integrated Alarm Services Group, Salton, Rotech Healthcare, NJOY Holdings, Corporate Risk Holdings, Fieldwood Energy, Proenza Schouler, cxLoyalty and Thryv Holdings, Inc., where he is currently the Chairman of the Board. Mr. Mudrick was also Chief Executive Officer and director of Mudrick Capital Acquisition Corporation, our predecessor special purpose acquisition company. Mr. Mudrick also spent two years in graduate school teaching economics classes to Harvard University undergraduates. Mr. Mudrick has a B.A. in Political Science from the University of Chicago and a J.D. from Harvard Law School. Mr. Mudrick was previously admitted to the New York State Bar. Mr. Mudrick’s qualifications to serve on our Board of Directors include his extensive leadership and board experience, his track record as a founder and Chief Investment Officer of Mudrick Capital, his current board experience, including as Chairman of the Board of Thryv Holdings, Inc., and his network of contacts in the distressed investing field.
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
Scott Kasen
 has served as one of our directors since December 2020. Mr. Kasen has been a private investor since 2010 and is currently a board member of SK Restaurant Holdings LLC. From August 2016 through August 2020 Mr. Kasen served as a director of Thryv Holdings, Inc. and from February 2016 to November 2018 was a member of the board of directors for Targus Cayman Holdco Limited. Previously, Mr. Kasen has held several senior leadership positions within Contrarian Capital Management, LLC, including co-portfolio
manager of European Fund, LP and Contrarian Capital Senior Secured, LP. Mr. Kasen has previously held leadership roles as Vice President with The Trump Organization and has served as a partner with A.B. Edelman Management Company and Velocity Crossover Investors. Mr. Kasen also previously served on the board of directors for Special Metals, Inc. and Cascade Timberlands, LLC. Mr. Kasen received his Bachelor of Science degree from Rutgers University and his Master of Business Administration degree from The Columbia Business School. In light of Mr. Kasen’s business experience, we believe it is appropriate for Mr. Kasen to serve as a director.

Dr.
 Brian Kushner
 has served as one of our directors since December 2020. Dr. Kushner has, since 2009, served as a Senior Managing Director at FTI Consulting, Inc. (NYSE: FCN), a global business advisory firm, where he serves as the leader of the Private Capital Advisory Services practice and as the co-leader
of the Technology practice, the Aerospace, Defense and Government Contracting practice and the Activism and M&A Solutions practice. Prior to joining FTI, Dr. Kushner was the co-founder
of CXO, L.L.C., a boutique interim and turnaround management consulting firm that was acquired by FTI at the end of 2008. Over the past two decades, he has served as Chief Executive Officer, the Chief Restructuring Officer or a Director of more than two dozen public and private technology, manufacturing, telecom and defense companies, and has led, or participated in the sale or acquisition of over 25 companies. Dr. Kushner periodically served as the interim CEO or Chief Restructuring Officer (or in an analogous position) of companies which elected to utilize bankruptcy proceedings as a part of their financial restructuring process and, as such, he served as an executive officer of various companies which filed bankruptcy petitions under federal law, including, without limitation, Relativity Media LLC in 2015. Dr. Kushner began his career in 1982 at BDM International, a defense firm, and remained with them following their acquisition by Ford Motor Company, and stayed on to become Chief Scientist and General Manager as part of the management team that completed a leveraged buyout of BDM in 1990 with the Carlyle Group. Dr. Kushner serves as an independent director and Chair of the Audit Committee of Cumulus Media, Inc. (NASDAQ: CMLS), a leader in the radio broadcasting industry, since 2018; an independent director and member of the Audit, the Finance, the Technology and the Strategy and Operations Committees of Resideo Technologies, Inc. (NYSE:REZI), a leader in smart home products and systems, since 2019; and an independent director and Chair of the Audit Committee of Gibson Brands, Inc., a manufacturer of guitars and other musical instruments, since 2018. Dr. Kushner is also a member of the Advisory Council of the College of Natural Sciences at the University of Texas at Austin and is an Emeritus member of the Engineering College Council at Cornell University in Ithaca, New York. Previously, from 2016 – 2020, he served as an independent director and Chair of the Audit Committee of Thryv, Inc. (fka Dex Media Holdings Inc.), a digital and print marketing company; an independent director of DevelopOnBox Holding, LLC d/b/a Zodiac Systems, a video software engineering services firm, where he served on the Audit and Governance Committees, from 2016 – until the sale of the company to Orion Innovation in 2020; from 2016—2018, he served as a non-executive
independent director, Chair of the Remuneration Committee and a member of the Audit Committee of the Luxfer Group, PLC (NYSE: LXFR), a specialty materials manufacturing company; from 2015 to 2016 he served as an independent director and Chair of the Audit Committee of Everyware Global, Inc, the manufacturing company that is the parent of the Oneida and Anchor Hocking brands (since renamed the Oneida Group); from 2013 to 2015 the Lead Independent Director of Damovo, LLC, the ultrahigh reliability and data systems integration company; from 2010 to 2013 as Chair of Caribbean Asset Holdings, the voice, video and telephony company serving many Caribbean islands; from 2009 to 2013 as managing member and director of DLN Holdings, LLC, a mid-tier
defense contractor; from 2007 to 2012 as director and acting Chair of Sage Telecom, Inc., a competitive local exchange carrier and a Silver Point Capital portfolio company; from 2006 to 2009 a director of Pacific Crossing Limited, a telecom carrier; and from 2003 to 2008 an independent director of Headway Resources, a staffing company. Dr. Kushner was also a director of Hycroft Mining Holding Corp. (fka Mudrick Capital Acquisition Corporation). Dr. Kushner has a Ph.D. in Applied and Engineering Physics with a minor in Electrical Engineering from Cornell University, as well as an M.S. and B.S. in Applied and Engineering Physics from Cornell. Dr. Kushner is well-qualified to serve on our Board of Directors due to his substantial executive-level operational experience in a broad spectrum of industries, his knowledge and expertise in M&A and in IT, his extensive experience over the last 20 years as an independent director, and his extensive network of contacts in both private equity, hedge funds and distressed investing.
Number and Terms of Office of Officers and Directors
Our board of directors consists of five directors, divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with Nasdaq’s corporate governance requirements, we are not required to hold an annual meeting until one full year after our first full fiscal year end following our listing on Nasdaq.
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

Compensation Committee
We have established a compensation committee of our board of directors. Messrs. Stogsdill, Kasen and Kushner serve as members of our compensation committee. Under Nasdaq’s listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. Messrs. Stogsdill, Kasen and Kushner are independent and Mr. Kasen will chair the compensation committee.
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
Notwithstanding the foregoing, as indicated above, other than the payment to our sponsor of  $10,000 per month, for up to 21 months (i.e., until September 10, 2022), for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
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
Compensation Committee Interlocks and Insider Participation
None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.
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
Code of Ethics
We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us and is posted on our website
https://www.mudrickcapitalacquisitioncorp.com/
. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive
amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Annual Report on Form
10-K
or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
Conflicts of Interest
Mudrick Capital manages several investment vehicles. Funds and separate accounts managed by Mudrick Capital or its affiliates may compete with us for business combination opportunities. If these funds or separate accounts decide to pursue any such opportunity, we may be precluded from procuring such opportunities. In addition, investment ideas generated within Mudrick Capital may be suitable for both us and for a current or future Mudrick Capital fund or separate account and may be directed to such investment vehicle rather than to us. Neither Mudrick Capital nor members of our management team who are also employed by Mudrick Capital have any obligation to present us with any opportunity for a potential business combination of which they become aware, unless presented to such member solely in his or her capacity as an officer of the company. Mudrick Capital and our management may have similar obligations to future investment vehicles or third parties.
We may, at our option, pursue an Affiliated Joint Acquisition opportunity with any such fund or other investment vehicle, but such parties would co-invest
only if permitted by applicable regulatory and other legal limitations and to the extent considered appropriate. Such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such fund or vehicle.
Mudrick Capital and each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of Mudrick Capital and our officers or directors will not materially affect our ability to complete our initial business combination. We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which Mudrick Capital or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity. Our amended and restated certificate of incorporation provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Stockholders should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit their full time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination by September 10, 2022. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our sponsor until the earlier of: (A) one year after the completion of our initial business combination or (B) subsequent to our initial business combination, (x) if the reported closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 — trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors own or may in the future directly or indirectly own common stock and warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in their capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, that such an initial business combination is fair to our company from a financial point of view.
Our sponsor may form, and our officers and directors may become an officer or director of, another special purpose acquisition company with a class of securities intended to be registered under the Exchange Act prior to the completion of our initial business combination.
In the event that we submit our initial business combination to our public stockholders for a vote, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote any founder shares held by them and any public shares purchased during or after the offering (including in open market and privately-negotiated transactions) in favor of our initial business combination.
Item 11. Executive Compensation.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this Annual Report on Form
10-K,
based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

•	each of our executive officers and directors that beneficially owns our common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 31,625,000 shares of Class A common stock outstanding as of the date of this Annual Report on Form
10-K.
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Securities currently exercisable or exercisable within 60 days of the date of this table are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.
On all matters to be voted upon, the holders of the shares of Class A common stock and shares of Class B common stock (i.e., the founder shares) vote together as a single class. Currently, all of founder shares are convertible into Class A common stock on a one-for-one basis. The table below does not include the Class A common stock underlying the private placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all common stock beneficially owned by them.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Common Stock
Mudrick Capital Acquisition Holdings II LLC (2)(3)	—	—	7,906,250	100%	20.0%
Jason Mudrick (2)(3)	—	—	7,906,250	100%	20.0%
Victor Danh	—	—	—	—	—
David Kirsch	—	—	—	—	—
Glenn Springer	—
Dennis Stogsdill (3)	—	—	—	—	—
Scott Kasen (3)	—	—	—	—	—
Dr. Brian Kushner (3)	—	—	—	—	—
All directors and executive officers as a group (7 individuals) (2)	—	—	7,906,250	100%	20.0%
Other 5% Stockholders
Anson Funds Management LP (4)	2,050,000	6.5%	—	—	—%
Saba Capital Management, L.P. (5)	2,440,841	7.7%	—	—	—%
Sculptor Capital LP (6)	2,987,883	9.5%	—	—	—%

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

(4)
According to a Schedule 13G filed with the SEC on February 14, 2022, Anson Funds Management LP (“Anson LP”), Anson Management GP LLC (“Anson GP”), Anson Advisors Inc. (“Anson Advisors”), Bruce R Winson, Amin Nathoo, and Moez Kassam are beneficial owners of 2,050,000 shares of Class A common stock. The business address for Anson LP, Anson GP and Mr. Winson is 16000 Dallas Parkway, Suite 800, Dallas, Texas 75248. The business address for Anson Advisors, Mr. Nathoo and Mr. Kassam is 155 University Ave, Suite 207, Toronto, ON M5H 3B7.

(5)
According to a Schedule 13G/A filed with the SEC on February 14, 2022, Saba Capital Management, L.P., Saba Capital Management GP, LLC, and Mr. Boaz R. Weinstein are beneficial owners of 2,440,841 shares of Class A common stock. The business address of each of the foregoing is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(6)
According to a Schedule 13G filed with the SEC on February 14, 2022, each of Sculptor Capital Management, Inc., Sculptor Capital Holding II LLC, Sculptor Capital Holding II Corp., Sculptor Capital II LP and Sculptor Capital LP share voting and dispositive power with regard to 2,987,883 shares of Class A common stock. The business address of the foregoing entities is 9 West 57th Street, New York, New York 10019.

Securities Authorized for Issuance under Equity Compensation Table
None.
Changes in Control
None.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Founder Shares
In August 2020, our sponsor paid $25,000 to cover certain of our offering costs in consideration of 8,625,000 founder shares. In November 2020, our sponsor returned to us, at no cost, an aggregate of 1,437,500 founder shares, which we cancelled, resulting in an aggregate of 7,187,500 founder shares outstanding and held by our sponsor. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. Because we increased the size of our initial public offering, we effected a stock dividend with respect to our founder shares immediately prior to the consummation of the offering in such amount as to maintain the ownership of our initial stockholders at 20% of the issued and outstanding shares of our common stock upon the consummation of the offering. Accordingly, our sponsor holds 7,906,250 founder shares. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Private Placement Warrants
Our sponsor and Jefferies purchased, pursuant to a written agreement, an aggregate of 11,812,500 (10,375,000 by our sponsor and 1,437,500 by Jefferies) private placement warrants for a purchase price of $1.00 per warrant in a private placement that closed simultaneously with the closing of our initial public offering. As such, our sponsor’s interest in this transaction is valued at $10,375,000. Simultaneously with the closing of the over-allotment option in connection with our initial public offering, we also consummated the sale of an additional 1,443,750 private placement warrants at $1.00 per private placement warrant, for a value of $1,443,750. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.
Administrative Support Agreement
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
Related Party Loans
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
On November 22, 2021, we issued an unsecured convertible promissory note (the “
Sponsor Convertible Note
”) to our sponsor, pursuant to which we may borrow up to $2,000,000 from our sponsor for ongoing expenses reasonably related to the business of our company and the consummation of a business combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) September 10, 2022, and (ii) the consummation of a business combination (such earlier date, the “
Maturity Date
”). Our sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,500,000 outstanding under the Sponsor Convertible Note into warrants to purchase shares of our Class A common stock, at a conversion price of $1.00 per warrant. The warrants would be identical to the private placement warrants. As of December 31, 2021, there was $1,000,000 borrowings outstanding under the convertible notes.

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
Registration Rights Agreement
We entered into a registration rights agreement with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares.
Item 14. Principal Accountant Fees and Services
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
and
10-K
for the respective periods and other required filings with the SEC for the year ended December 31, 2021 total approximately $86,005 and for period from July 30, 2020 (inception) through December 31, 2020 totaled approximately $31,000. The aggregate fees of Withum related to audit services in connection with our initial public offering totaled approximately $63,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from July 30, 2020 (inception) through December 31, 2020, we did not pay Withum any audit-related fees.
Tax Fees
. We paid $4,635 and $0 to Withum for tax services, planning or advice for the year ended December 31, 2021 and the period from July 30, 2020 (inception) through December 31, 2020, respectively.
All Other Fees
. We did not pay Withum for any other services for the year ended December 31, 2021 and the period from July 30, 2020 (inception) through December 31, 2020.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis
exceptions for
non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV
Item 15. Exhibits, Financial Statements and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form
10-K:

1)	Financial Statements

2)	Financial Statements Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page
F-1
of this Annual Report on Form
10-K.

3)	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference are available on the SEC website at www.sec.gov.
Item 16. Form
10-K
Summary
Not applicable.

MUDRICK CAPITAL ACQUISITION CORPORATION II

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
Mudrick Capital Acquisition Corporation II
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Mudrick Capital Acquisition Corporation II (the “Company”) as of December 31, 2021 and 2020 the related statement of operation, changes in stockholder’s equity and cash flows for the year ended December 31, 2021 and the period from July 30, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 the related statement of operation, changes in stockholder’s equity and cash flows for the year ended December 31, 2021 and the period from July 30, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 10, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 29, 2021
PCAOB ID Number

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$138,686	$1,117,679
Prepaid expenses	82,708	167,708

Total Current Assets	221,394	1,285,387
Investments held in Trust Account	321,039,924	321,002,166

TOTAL ASSETS	$321,261,318	$322,287,553

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$5,044,473	$102,348

Total Current Liabilities	5,044,473	102,348
Convertible note – related party	1,000,000	—
Warrant liabilities	22,097,338	24,560,101
Deferred underwriting fee payable	11,068,750	11,068,750

TOTAL LIABILITIES	39,210,561	35,731,199

Commitments and Contingencies
Class A common stock subject to possible redemption 31,625,000 shares at approximately $10.15 per share as of December 31, 2021, and 2020	320,993,750	320,993,750
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding, as of December 31, 2021, and 2020	791	791
Additional paid-in capital	—	—
Accumulated deficit	(38,943,784)	(34,438,187)

Total Stockholders’ Deficit	(38,942,993)	(34,437,396)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$321,261,318	$322,287,553

The accompanying notes are an integral part of the consolidated financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	For the Period from July 30, 2020 (Inception) through December 31, 2020

General and administrative expenses	$7,041,226	$110,911

Loss from operations	(7,041,226)	(110,911)
Other income (expense):
Interest earned on investments held in Trust Account	72,866	8,416
Change in fair value of warrant liabilities	2,462,763	(938,033)
Transaction costs	—	(696,870)

Total other income (expense), net	2,535,629	(1,626,487)

Net loss	$(4,505,597)	$(1,737,398)

Weighted average shares outstanding, Class A common stock	31,625,000	4,317,500

Basic and diluted net loss per share, Class A common stock	$(0.11)	$(0.14)

Weighted average shares outstanding, Class B common stock	7,906,250	7,835,208

Basic and diluted net loss per share, Class B common stock	$(0.11)	$(0.14)

The accompanying notes are an integral part of the consolidated financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’

	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – July 30, 2020 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	7,906,250	791	24,209	—	25,000
Sale of Private Placement Warrants (Proceeds received in excess of fair value)	—	—	—	—	1,233,398	—	1,233,398
Accretion for Class A common stock to redemption amount	—	—	—	—	(1,257,607)	(32,700,789)	(33,958,396)
Net loss	—	—	—	—	—	(1,737,398)	(1,737,398)

Balance – December 31, 2020	—	$—	7,906,250	$791	$—	$(34,438,187)	$(34,437,396)
Net loss	—	—	—	—	—	(4,505,597)	(4,505,597)

Balance – December 31, 2021	—	$—	7,906,250	$791	$—	$(38,943,784)	$(38,942,993)

The accompanying notes are an integral part of the consolidated financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For the Period from July 30, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(4,505,597)	$(1,737,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of formation costs through promissory note – related party	—	1,250
Change in fair value of warrant liabilities	(2,462,763)	938,033
Transaction costs allocated to warrants	—	696,870
Interest earned on investments held in Trust Account	(72,866)	(8,416)
Changes in operating assets and liabilities:
Prepaid expenses	85,000	(167,708)
Accrued expenses	4,942,125	102,348

Net cash used in operating activities	(2,014,101)	(175,021)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(320,993,750)
Cash withdrawn from Trust Account to pay franchise and income taxes	35,108	—

Net cash provided by (used in) investing activities	35,108	(320,993,750)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	309,925,000
Proceeds from sale of Private Placement Warrants	—	12,818,750
Proceeds from promissory note – related party	—	—
Repayment of promissory note – related party	—	(135,680)
Payment of offering costs	—	(321,620)
Advances from related party	33,816	—
Repayment of advances from related party	(33,816)	—
Proceeds from convertible note – related party	1,000,000	—

Net cash provided by financing activities	1,000,000	322,286,450

Net Change in Cash	(978,993)	1,117,679
Cash – Beginning of period	1,117,679	—

Cash – End of period	$138,686	$1,117,679

Supplemental disclosure of non-cash investing and financing activities:
Offering costs paid through promissory note – related party	$—	$134,430

Offering costs paid directly by Sponsor in consideration for the issuance of Class B common stock	$—	$25,000

Deferred underwriting fee payable	$—	$11,068,750

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
Mudrick Capital Acquisition Corporation II (the “
Company
”) is a blank check company incorporated in Delaware on July 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “
Business Combination
”).
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
As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, relates to the Company’s formation, initial public offering (“
Initial Public Offering
”), which is described below, and identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated acquisition of Topps Intermediate Holdco, Inc. (“
Topps
”), a Delaware corporation (as described below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
On April 6, 2021, the Company entered into an Agreement and Plan of Merger (the “
Merger Agreement
”) and related agreements with Topps. Pursuant to the Merger Agreement, the Company agreed to acquire all the outstanding capital stock of Topps (the “
Topps Merger
”). On August 20, 2021, the parties terminated the Topps Merger, effective August 20, 2021.
The registration statement for the Company’s Initial Public Offering was declared effective on December 7, 2020. On December 10, 2020, the Company consummated the Initial Public Offering of 27,500,000 units (the “
Units
” and, with respect to the Class A common stock included in the Units sold, the “
Public Shares
”), at $10.00 per Unit, generating gross proceeds of $275,000,000 which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 10,000,000 warrants (the “
Sponsor Private Placement Warrants
”) at a price of $1.00 per Private Placement Warrant in a private placement to Mudrick Capital Acquisition Holdings II LLC (the “
Sponsor
”) and the sale of 1,375,000 warrants (the “
Jefferies Private Placement Warrants
” and together with the Sponsor Private Placement Warrants, the “
Private Placement Warrants
”) at a price of $1.00 per Private Placement Warrant in a private placement to Jefferies LLC (“Jefferies”), generating gross proceeds of $11,375,000 which is described in Note 4.
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
Following the closing of the Initial Public Offering on December 10, 2020, and the underwriters’ full exercise of their over-allotment option on December 14, 2020, an amount of $320,993,750 ($10.15 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “
Trust Account
”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “
Investment Company Act
”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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
The Company will provide the holders of the outstanding Public Shares (the “
Public Stockholders
”) with the opportunity to convert all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to convert their Public Shares for a pro rata portion of the amount then in the Trust Account (initially $10.15 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.
The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “
Certificate of Incorporation
”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“
SEC
”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to convert their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.
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

The Company has until September 10, 2022, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $138,686 in its operating bank accounts and working capital deficit of $4,776,905.
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
There were $1,000,000 and no amounts outstanding under any Working Capital Loan as of December 31, 2021 and 2020, respectively.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.
In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through September 10, 2022, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. Management of the Company plans to complete a business combination prior to the date for mandatory liquidation. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“
U.S. GAAP
”) and pursuant to the accounting and disclosure rules and regulations of the SEC.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation. Activities in relation to the noncontrolling interest are not considered to be significant and are, therefore, not presented in the accompanying consolidated financial statements.
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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021, and 2020.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.
At December 31, 2021 and 2020, the Class A common stock reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	$(12,036,716)
Class A common stock issuance costs	(17,177,930)
Plus:
Accretion of carrying value to redemption value	$33,958,396

Class A common stock subject to possible redemption	$320,993,750

Offering Costs
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common stock subject to redemption issued were initially charged to temporary equity and then accreted up to redemption value against stockholders’ equity
upon the completion of the Initial Public Offering. Offering costs amounting to $17,177,930 were charged to temporary equity upon the completion of the Initial Public Offering, and $696,870 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

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
The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants quoted market price as of December 31, 2021 (see Note 10).
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021, and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,631,250 shares of Class A common stock in the aggregate. As of December 31, 2021, and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common shares is the same as basic net income (loss) per common share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from July 30, 2020 (Inception) through December 31, 2020

	Class A	Class B	Class A	Class B

Basic and diluted net loss per common stock
Numerator:
Allocation of net loss, as adjusted	$(3,604,478)	$(901,119)	$(617,246)	$(1,120,152)
Denominator:
Basic and diluted weighted average shares outstanding	31,625,000	7,906,250	4,317,500	7,835,208

Basic and diluted net loss per common stock	$(0.11)	$(0.11)	$(0.14)	$(0.14)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 10).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update
No.2020-06,
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
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.
NOTE 3. INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 27,500,000 Units at a price of $10.00 per Unit. On December 14, 2020, the underwriters fully exercised their over-allotment option, resulting in an additional 4,125,000 Units issued for an aggregate amount of $41,250,000. Each Unit consists of one share of Class A common stock and one-half
of one redeemable warrant (“
Public Warrant
”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

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
Administrative Support Agreement
The Company has agreed, commencing on December 7, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, and for the period from July 30, 2020 (inception) through December 31, 2020, the Company incurred $120,000 and $10,000 in fees for these services, respectively. As of December 31, 2021, and 2020, there was $130,000 and $10,000 of such fees included in accrued expenses, respectively.
Advances from Related Party
During 2021, the Sponsors advanced the Company an aggregate of $33,816 to fund operating expenses. The advances are non-interest bearing and payable upon demand. As of December 31, 2021, the amount advanced was repaid in full.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On November 22, 2021, the Company issued an unsecured convertible promissory note (the “
Sponsor Convertible Note
”) to the Sponsor, pursuant to which the Company may borrow up to $2,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. All unpaid principal under the Sponsor Convertible Note will be due and payable in full on the earlier of (i) September 10, 2022, and (ii) the consummation of a Business Combination (such earlier date, the “Maturity Date”). The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,500,000 outstanding under the Sponsor Convertible Note into warrants to purchase shares of the Company’s Class A common stock, at a conversion price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.
As of December 31, 2021, there was $1,000,000 borrowings outstanding under the Convertible Notes
.
NOTE 6. COMMITMENTS
Risks and Uncertainties
Management continues to evaluate the impact of both the
COVID-19
pandemic and the Russian and Ukraine conflict and has concluded that while it is reasonably possible that the virus and the sanctions against Russian Federation and Belarus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTE 7. STOCKHOLDERS’ DEFICIT
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 31,625,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.

Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 7,906,250 shares of Class B common stock issued and outstanding.
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
NOTE 8. WARRANT LIABILITIES
As of December 31, 2021, and 2020, there were 15,812,500 Public Warrants outstanding.
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
The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the shares of Class A common stock underlying the warrants is then effective and a current prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.
The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance of the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60 th
business day after the closing of a Business Combination or within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act; provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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
As of December 31, 2021, and 2020, there were 12,818,750 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX
The Company’s net deferred tax assets are as follows:

	December 31, 2021	For the Period from July 30, 2020 (Inception) through December 31, 2020
Deferred tax asset
Net operating loss carryforward	$42,728	$16,030
Organizational costs/Startup expenses	1,442,151	5,494

Total deferred tax assets	1,484,879	21,524
Valuation allowance	(1,484,879)	(21,524)

Deferred tax assets, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31, 2021	For the Period from July 30, 2020 (Inception) through December 31, 2020
Federal
Current	$—	$—
Deferred	(1,463,355)	(21,524)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,463,355	21,524

Income tax provision	$—	$—

As of December 31, 2021, and 2020, the Company had $203,467
and $76,333
of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.
In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the consummation of a Business Combination and the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, and for the period from July 30, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $1,463,355 and $21,524, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate for the year ended December 31, 2021, and for the period from July 30, 2020 (inception) through December 31, 2020
,
is as follows:

	December 31, 2021	For the Period from July 30, 2020 (Inception) through December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	11.5%	(11.3)%
Transaction costs	0.0%	(8.4)%
Change in valuation allowance	(32.5)%	(1.2)%

Income tax provision	0.0%	0.0%

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
Held-to-maturity
treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.
At December 31, 2021, assets held in the Trust Account were comprised of $321,039,924 money market funds that primarily invest in U.S. Treasury securities at fair market value. For the year ended December 31, 2021, the Company withdrew $35,108 of interest income from the Trust Account to pay franchise and income taxes.
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020

Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$321,039,924	$—
Liabilities:
Warrant Liability – Public Warrants	1	$12,175,625	$12,573,343
Warrant Liability – Private Placement Warrants	3	$9,921,713	$11,986,758
The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.
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
The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2021	December 31, 2020
Stock price	$9.94	$6.87
Strike price	$11.50	$11.50
Term (in years)	4.30	5.0
Volatility	14.1%	40.0%
Risk-free rate	1.16%	0.57%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of July 30, 2020 (inception)	$—
Initial measurement on December 10, 2020	11,585,352
Change in valuation inputs or other assumptions	401,406
Fair value as of December 31, 2020	11,986,758

Change in fair value	(2,065,045)

Fair value as of December 31, 2021	$9,921,713

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels for the year ended December 31, 2021, and for the period from July 30, 2020 (inception) through December 31, 2020.
NOTE 11. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement dated January 7, 2021 between the Company and Jefferies LLC (2)

3.1	Amended and Restated Certificate of Incorporation (2)

3.2	Bylaws (1)

4.1	Specimen Unit Certificate (1)

4.2	Specimen Class A Common Stock Certificate (1)

4.3	Specimen Warrant Certificate (1)

4.4	Warrant Agreement dated December 7, 2020 by and between the Company and Continental Stock Transfer & Trust Company (2)

4.5	Description of Registered Securities (3)

10.1	Letter Agreement dated December 7, 2020 by and among the Company, Mudrick Capital Acquisition Holdings II LLC and each of the directors and executive officers of the Company (2)

10.2	Investment Management Trust Agreement dated December 7, 2020 by and between Continental Stock Transfer & Trust Company and the Company (2)

10.3	Promissory Note issued to Mudrick Capital Acquisition Holdings II LLC (1)

10.4	Registration Rights Agreement dated December 7, 2020 by and among the Company, Mudrick Capital Acquisition Holdings II LLC and the Holders signatory thereto (2)

10.5	Private Placement Warrant Purchase Agreement dated December 7, 2020 by and between the Company and Mudrick Capital Acquisition Holdings II LLC (4)

10.6	Private Placement Warrant Purchase Agreement dated December 7, 2020 by and between the Company and Jefferies LLC (2)

10.7	Administrative Support Agreement dated December 7, 2020 by and between the Company and Mudrick Capital Acquisition Holdings II LLC (2)

10.8	Form of Indemnity Agreement (1)

10.9	Promissory Note issued to Mudrick Capital Acquisition Holdings II LLC (5)

31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)

31.2*	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)

32.1**	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

32.2**	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Calculation Linkbase

101.LAB	Inline XBRL Taxonomy Label Linkbase

101.PRE	Inline XBRL Definition Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Form S-1, originally filed with the SEC on October 9, 2020 (File No. 333-249402) and as thereafter amended.
(2)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on December 11, 2020.
(3)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on April 2, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K/A, filed with the SEC on April 6, 2021.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 24, 2021.

SIGNATURES
Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2022	MUDRICK CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Mudrick	Chief Executive Officer, President and Director	March 29, 2022
Jason Mudrick	(Principal Executive Officer)

/s/ Glenn Springer	Chief Financial Officer	March 29, 2022
Glenn Springer	(Principal Financial and Accounting Officer)

/s/ David Kirsch	Vice President and Director	March 29, 2022
David Kirsch

/s/ Dennis Stogsdill	Director	March 29, 2022
Dennis Stogsdill

/s/ Scott Kasen	Director	March 29, 2022
Scott Kasen

/s/ Dr. Brian Kushner	Director	March 29, 2022
Dr. Brian Kushner