Form 10-K/A
period 2021-12-31
Mudrick Capital Acquisition Corp. II
filed 2022-03-31
CIK 1820727

Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
This Amendment No. 1 (the “
Amendment No. 1
”) to the Annual Report on Form 10-K of Mudrick Capital Acquisition Corporation II (the “
Company
”) for the period ended December 31, 2021, originally filed with the Securities and Exchange Commission on March 29, 2022, is being filed solely to correct a typographical error with the issue date of the report provided by the Company’s independent auditor WithumSmith+Brown, PC. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have repeated the entire text of Item 8 of the Form 10-K in this Amendment No. 1. However, there have been no changes to the text of such item other than the change in the date of the auditor’s report.
In addition, the Company is including in this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibits 32.1 and 32.2, respectively.
Except as expressly set forth above, this Amendment No. 1 speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the original Form 10-K.

1

PART II

Item 8.	Financial Statements and Supplementary Data
This information appears following Item 16 of this Amendment No. 1 to the Annual Report on Form 10-K and is included herein by reference.

2

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment No. 1 to the Annual Report on Form 10-K:

1.	Financial Statements

2.	Financial Statements Schedule
All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Amendment No. 1 to the Annual Report on Form 10-K.

3.	Exhibits
We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference are available on the SEC website at www.sec.gov.

Item 16.	Form 10-K Summary
Not applicable.

3

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
New York, New York
March 29, 202
2
PCAOB ID Number
100

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

March 31, 2022	MUDRICK CAPITAL ACQUISITION CORPORATION II

	By:	/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer (Principal Executive Officer)