Form 10-Q
period 2022-06-30
Mudrick Capital Acquisition Corp. II
filed 2022-08-11
CIK 1820727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
12b-2
of the Exchange Act):    Yes ☒    No  ☐
As of August 11
, 2022, there were 31,625,000 shares of Class A common stock, par value $0.0001 per share (“Class A common stock”) and 7,906,250 shares of Class B common stock, par value $0.0001 per share (“Class B common stock”), of the registrant issued and outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION II
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

PART 1 – FINANCIAL INFORMATION
Item 1. Interim Financial Statements
MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$118,964	$138,686
Prepaid expenses	81,208	82,708

Total Current Assets	200,172	221,394
Investments held in Trust Account	321,283,642	321,039,924

TOTAL ASSETS	$321,483,814	$321,261,318

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$6,720,836	$5,044,473
Income taxes payable	6,036	—

Total Current Liabilities	6,726,872	5,044,473
Convertible note – related party	1,500,000	1,000,000
Warrant liabilities	8,557,750	22,097,338
Deferred underwriting fee payable	11,068,750	11,068,750

TOTAL LIABILITIES	27,853,372	39,210,561

Commitments and Contingencies
Class A common stock subject to possible redemption 31,625,000 shares at approximately $10.15 per share as of June 30, 2022 and December 31, 2021	321,012,714	320,993,750
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 7,906,250 shares issued and outstanding, as of June 30, 2022 and December 31, 2021	791	791
Additional paid-in capital	—	—
Accumulated deficit	(27,383,063)	(38,943,784)

TOTAL STOCKHOLDERS’ DEFICIT	(27,382,272)	(38,942,993)

TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT	$321,483,814	$321,261,318

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$551,052	$3,074,794	$2,197,585	$3,796,421

Loss from operations	(551,052)	(3,074,794)	(2,197,585)	(3,796,421)
Other income (expense):
Interest earned on investments held in Trust Account	239,233	4,321	243,718	34,579
Change in fair value of warrant liabilities	3,467,375	(112,825,786)	13,539,588	(107,861,903)

Total other income (expense), net	3,706,608	(112,821,465)	13,783,306	(107,827,324)
Income before provision for income taxes	3,155,556	(115,896,259)	11,585,721	(111,623,745)
Provision for income taxes	(6,036)	—	(6,036)	—

Net income (loss)	$3,149,520	$(115,896,259)	$11,579,685	$(111,623,745)

Weighted average shares outstanding, Class A common stock	31,625,000	31,625,000	31,625,000	31,625,000

Basic and diluted net income (loss) per share, Class A common stock	$0.08	$(2.93)	$0.29	$(2.82)

Weighted average shares outstanding, Class B common stock	7,906,250	7,906,250	7,906,250	7,906,250

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(2.93)	$0.29	$(2.82)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN CHANGES IN CLASS A
STOCK REDEMPTION AND STOCKHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	—	$—	7,906,250	$791	$—	$(38,943,784)	$(38,942,993)
Net income	—	—	—	—	—	8,430,165	8,430,165

Balance – March 31, 2022	—	—	7,906,250	791	—	(30,513,619)	(30,512,828)
Accretion for Class A Common Stock to redemption amount	—	—	—	—	—	(18,964)	(18,964)
Net income	—	—	—	—	—	3,149,520	3,149,520

Balance – June 30, 2022	—	$—	7,906,250	$791	$—	$(27,383,063)	$(27,382,272)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2021	—	$—	7,906,250	$791	$—	$(34,438,187)	$(34,437,396)
Net income	—	—	—	—	—	4,272,514	4,272,514

Balance – March 31, 2021	—	—	7,906,250	791	—	(30,165,673)	(30,164,882)
Net loss	—	—	—	—	—	(115,896,259)	(115,896,259)

Balance – June 30, 2021	—	$—	7,906,250	$791	$—	$(146,061,932)	$(146,061,141)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$11,579,685	$(111,623,745)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(13,539,588)	107,861,903
Interest earned on investments held in Trust Account	(243,718)	(34,579)
Changes in operating assets and liabilities:
Prepaid expenses	1,500	(386)
Income tax payable	6,036	—
Accounts payable and accrued expenses	1,676,363	2,917,040

Net cash used in operating activities	(519,722)	(879,767)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	—	35,108

Net cash provided by investing activities	—	35,108

Cash Flows from Financing Activities:
Advances from related party	—	9,883
Repayment of advances from related party	—	(7,509)
Proceeds from convertible promissory note—related party	500,000	—

Net cash provided by financing activities	500,000	2,374

Net Change in Cash	(19,722)	(842,285)
Cash – Beginning of period	138,686	1,117,679

Cash – End of period	$118,964	$275,394

Non-cash investing and financing activities:

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination and activities in connection with the announced and subsequently terminated acquisition of Topps Intermediate Holdco, Inc. (“Topps”), a Delaware corporation (as described below) and the announced and subsequently terminated acquisition of BC Cyan Investment Holdings Inc., a Delaware corporation (“Blue Nile”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
On April 6, 2021, the Company entered into an Agreement and Plan of Merger (the “Topps Merger Agreement”) and related agreements with Topps. Pursuant to the Topps Merger Agreement, the Company agreed to acquire all the outstanding capital stock of Topps. On August 20, 2021, the parties terminated the Topps Merger Agreement, effective August 20, 2021.
As previously disclosed on June 13, 2022, the Company entered into an Agreement and Plan of Merger, dated June 10, 2022 (the “BN Merger Agreement”) with Titan Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company, Titan Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of the Company, and Blue Nile. In connection with the signing of the BN Merger Agreement and as previously disclosed, the Company also entered into (i) a Subscription and Backstop Agreement, dated June 10, 2022 (the “Subscription and Backstop Agreement”) with Blue Nile, Blue Nile, Inc., a Delaware corporation, and Mudrick Capital Management, L.P., a Delaware limited partnership (“Mudrick Capital”), (ii) a Sponsor Support Agreement, dated June 10, 2022 (the “Sponsor Support Agreement”) with Mudrick Capital Acquisition Holdings II LLC, a Delaware limited liability company, and (iii) a Subscription Agreement, dated June 10, 2022 (the “Holdings Subscription Agreement”) with BC Cyan Holdings LP, a Delaware limited partnership.
On August 5, 2022, the Company terminated the BN Merger Agreement in accordance with the terms thereof. As a result of the termination of the BN Merger Agreement, the BN Merger Agreement will be of no further force and effect, subject to certain exceptions set forth therein, and each of the Sponsor Support Agreement, the Subscription and Backstop Agreement and the Holdings Subscription Agreement shall each automatically terminate in accordance with its terms. Blue Nile shall pay the Termination Fee (as defined in the BN Merger Agreement) to the Company, and shall pay the Subscriber Termination Adjustment (as defined in the Subscription and Backstop Agreement) to Mudrick Capital, in accordance with the terms of the BN Merger Agreement and Subscription and Backstop Agreement, respectively.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
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
The Company has also recently filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company is required to consummate a business combination from September 10, 2022 to December 10, 2022 (the “Charter Amendment Proposal”) and (ii) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal.
Liquidity and Going Concern
As of June 30, 2022, the Company had $118,964 in its operating bank accounts and working capital deficit of $6,255,772.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on December 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). There were $1,500,000 and $1,000,000 amounts outstanding under any Working Capital Loan as of June 30, 2022 and December 31, 2021, respectively.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

NOTE
2
. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to
Form10-Q
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
and filed with the SEC on March 31, 2022). The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $118,964 and $138,686 of cash as of June 30, 2022 and December 31, 2021, respectively, and no cash equivalents.
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
At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$316,250,000
Less:
Proceeds allocated to Public Warrants	(12,036,716)
Class A common stock issuance costs	(17,177,930)
Plus:
Accretion of carrying value to redemption value	33,958,396

Class A common stock subject to possible redemption, December 31, 2021	320,993,750
Plus:
Accretion of carrying value to redemption value	18,964

Class A common stock subject to possible redemption, June 30, 2022	$321,012,714

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the common stock subject to possible redemption issued were initially charged to temporary equity and then accreted up to redemption value against stockholders’ equity upon the completion of the Initial Public Offering. Offering costs amounting to $17,177,930 were charged to temporary equity upon the completion of the Initial Public Offering, and $696,870 of the offering costs were related to the warrant liabilities and charged to the statements of operations. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The warrants meet the criteria for liability classification. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations.
The fair value of the warrants issued in the Initial Public Offering has been estimated using a Monte Carlo simulation methodology as of the date of the Initial Public Offering and such warrants quoted market price as of December 31, 2021 (see Note 9).
Income Taxes
The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.
ASC
740-270-25-2
requires that an annual effective tax rate be determined and such annual effective rate applied to year to date income in interim periods under ASC
740-270-30-5.
As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was (0.19)% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (0.05)% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability and the valuation allowance on the deferred tax assets.
ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
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
The calculation of diluted income per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 28,631,250 shares of Class A common stock in the aggregate. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per common share is the same as basic net income per common share for the periods presented.
The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income (loss)	$2,519,616	$629,904	$(92,717,007)	$(23,179,252)	$9,263,748	$2,315,937	$(89,298,996)	$(22,324,749)
Denominator:
Basic and diluted weighted average shares outstanding	31,625,000	7,906,250	31,625,000	7,906,250	31,625,000	7,906,250	31,625,000	7,906,250

Basic and diluted net income (loss) per common share	$0.08	$0.08	$(2.93)	$(2.93)	$0.29	$0.29	$(2.82)	$(2.82)
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

NOTE 4. PRIVATE PLACEMENT
Simultaneously with the closing of the Initial Public Offering, the Sponsor and Jefferies purchased an aggregate of 11,375,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant from the Company, of which 10,000,000 Private Placement Warrants were purchased by the Sponsor and 1,375,000 Private Placement Warrants were purchased by Jefferies, in a private placement. On December 14, 2020, as a result of the underwriters’ election to fully exercise their over-allotment option, the Sponsor purchased an additional 1,237,500 Private Placement Warrants and Jefferies purchased an additional 206,250 Private Placement Warrants for a total of 1,443,750 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $1,443,750 in the aggregate. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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
The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any30-tradingday period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Administrative Support Agreement
The Company has agreed, commencing on December 7, 2020, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. Upon completion of our initial Business Combination or our liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022 and 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services.
Advances from Related Party
During 2021, the Sponsors advanced the Company an aggregate of $33,816 to fund operating expenses. The advances are non-interest
bearing and payable upon demand. As of June 30, 2022 and December 31, 2021, the amount advanced was repaid in full.
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
As of June 30, 2022 and December 31, 2021, there was $1,500,000 and $1,000,000 borrowings outstanding under the Convertible Notes, respectively.

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
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
Registration and Stockholder Rights
Pursuant to a registration rights agreement entered into on December 7, 2020, the holders of the Founder Shares, Private Placement Warrants and securities that may be issued upon conversion of Working Capital Loans will be entitled to registration rights requiring the Company to register a sale of any of the securities held by them pursuant to a registration rights agreement. The holders of the majority of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed by the Company, subject to certain limitations. Notwithstanding the foregoing, Jefferies may not exercise its demand and “piggyback” registration rights after five (5) and seven (7) years, respectively, after the Initial Public Offering and may not exercise its demand rights on more than one occasion. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The underwriters are entitled to a deferred fee of $0.35 per Unit, or $11,068,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7. STOCKHOLDERS’ EQUITY
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued and outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 31,625,000 shares of Class A common stock issued and outstanding, which are subject to possible redemption and presented as temporary equity.
Class
 B Common Stock
 — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 7,906,250 shares of Class B common stock issued and outstanding.
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

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

NOTE 8. WARRANT LIABILITIES
As of June 30, 2022 and December 31, 2021, there were 15,812,500 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
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
As of June 30, 2022 and December 31, 2021, there were 12,818,750 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable,
except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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
At June 30, 2022, assets held in the Trust Account were comprised of $321,283,642 money market funds that primarily invest in U.S. Treasury securities at fair market value. For the three and six months ended June 30, 2022, the company did no
t
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
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$321,283,642	$321,039,924
Liabilities:
Warrant Liability – Public Warrants	1	$4,712,125	$12,175,625
Warrant Liability – Private Placement Warrants	3	$3,845,625	$9,921,713

MUDRICK CAPITAL ACQUISITION CORPORATION II
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022
(UNAUDITED)

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
The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Stock price	$10.08	$9.94
Strike price	$11.50	$11.50
Term (in years)	2.16	4.30
Volatility	9.60%	14.10%
Risk-free rate	2.93%	1.16%
Dividend yield	0.00%	0.00%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of December 31, 2021	9,921,713
Change in fair value	(4,537,838)

Fair value as of March 31, 2022	$5,383,875

Change in fair value	(1,538,250)

Fair value as of June 30, 2022	$3,845,625

Private Placement
Fair value as of December 31, 2020	11,986,758
Change in fair value	(2,323,922)

Fair value as of March 31, 2021	$9,662,836
Change in fair value	56,662,918

Fair value as of June 30, 2021	$66,325,754
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels during the three and six months ended June 30, 2022 and 2021.
NOTE 10. SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review and except as set forth below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
As previously disclosed on June 13, 2022, the Company entered the BN Merger Agreement. In connection with the signing of the BN Merger Agreement and as previously disclosed, the Company also entered into the Subscription and Backstop Agreement, the Sponsor Support Agreement and the Holdings Subscription Agreement. On August 5, 2022, the Company terminated the BN Merger Agreement in accordance with the terms thereof. As a result of the termination of the BN Merger Agreement, the BN Merger Agreement will be of no further force and effect, subject to certain exceptions set forth therein, and each of the Sponsor Support Agreement, the Subscription and Backstop Agreement and the Holdings Subscription Agreement shall each automatically terminate in accordance with its terms. Blue Nile shall pay the Termination Fee (as defined in the BN Merger Agreement) to the Company, and shall pay the Subscriber Termination Adjustment (as defined in the Subscription and Backstop Agreement) to Mudrick Capital, in accordance with the terms of the BN Merger Agreement and Subscription and Backstop Agreement, respectively.
The Company recently filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company is required to consummate a business combination from September 10, 2022 to December 10, 2022 (the “Charter Amendment Proposal”) and (ii) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal.

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
Recent Developments
As previously disclosed on June 13, 2022, the Company entered into an Agreement and Plan of Merger, dated June 10, 2022 (the “BN Merger Agreement”) with Titan Merger Sub I, Inc., a Delaware corporation and direct, wholly-owned subsidiary of the Company, Titan Merger Sub II, LLC, a Delaware limited liability company and direct, wholly-owned subsidiary of the Company, and BC Cyan Investment Holdings Inc., a Delaware corporation (“Blue Nile”). In connection with the signing of the BN Merger Agreement and as previously disclosed, the Company also entered into (i) a Subscription and Backstop Agreement, dated June 10, 2022 (the “Subscription and Backstop Agreement”) with Blue Nile, Blue Nile, Inc., a Delaware corporation, and Mudrick Capital Management, L.P., a Delaware limited partnership (“Mudrick Capital”), (ii) a Sponsor Support Agreement, dated June 10, 2022 (the “Sponsor Support Agreement”) with Mudrick Capital Acquisition Holdings II LLC, a Delaware limited liability company, and (iii) a Subscription Agreement, dated June 10, 2022 (the “Holdings Subscription Agreement”) with BC Cyan Holdings LP, a Delaware limited partnership.
On August 5, 2022, the Company terminated the BN Merger Agreement in accordance with the terms thereof. As a result of the termination of the BN Merger Agreement, the BN Merger Agreement will be of no further force and effect, subject to certain exceptions set forth therein, and each of the Sponsor Support Agreement, the Subscription and Backstop Agreement and the Holdings Subscription Agreement shall each automatically terminate in accordance with its terms. Blue Nile shall pay the Termination Fee (as defined in the BN Merger Agreement) to the Company, and shall pay the Subscriber Termination Adjustment (as defined in the Subscription and Backstop Agreement) to Mudrick Capital, in accordance with the terms of the BN Merger Agreement and Subscription and Backstop Agreement, respectively.
The Company also recently filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to amend the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from September 10, 2022 to December 10, 2022 (the “Charter Amendment Proposal”) and (ii) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal.

Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, identifying a target company for a Business Combination, activities in connection with the announced and subsequently terminated acquisition of Topps, and the announced and subsequently terminated acquisition of Blue Nile. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had net income of $3,149,520, which consisted of the change in fair value of warrant liabilities of $3,467,375 and interest earned on investment held in Trust Account of $239,233, offset by general and administrative expenses of $551,052 and provision for income taxes of $6,036.
For the six months ended June 30, 2022, we had net income of $11,579,685, which consisted of the change in fair value of warrant liabilities of $13,539,588 and interest earned on investment held in Trust Account of $243,718, offset by general and administrative expenses of $2,197,585 and provision for income taxes of $6,036.
For the three months ended June 30, 2021, we had net loss of $115,896,259, which consisted of the change in fair value of warrant liabilities of $112,825,786 and general and administrative expenses of $3,074,794, offset by interest earned on investment held in Trust Account of $4,321.
For the six months ended June 30, 2021, we had net loss of $111,623,745, which consisted of the change in fair value of warrant liabilities of $107,861,903 and general and administrative expenses of $3,796,421, offset by interest earned on investment held in Trust Account of $34,579.
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
For the six months ended June 30, 2022, cash used in operating activities was $519,722. Net income of $11,579,685 was affected by change in fair value of warrant liabilities of $13,539,588 and interest earned on investment held in Trust Account of $243,718, and changes in operating assets and liabilities, which provided $1,683,899 of cash from operating activities.
For the six months ended June 30, 2021, cash used in operating activities was $879,767. Net loss of $111,623,745 was affected by the change in fair value of warrant liabilities of $107,861,903 and interest earned on investment held in Trust Account of $34,579, and changes in operating assets and liabilities, which provided $2,916,654 of cash from operating activities.
As of June 30, 2022, we had cash and investments held in the Trust Account of $321,283,642. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
As of June 30, 2022, we had $118,964 of cash held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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
Off-Balance
Sheet Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective. Accordingly, management believes that the financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There was no change, except as noted above and below, in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
In response to the previously identified material weakness, the Company designed and implemented remediation measures to address the material weakness identified and enhanced its internal control over financial reporting. The Company has enhanced its financial reporting processes to better identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to its financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among the Company’s personnel and third-party professionals with whom management consults regarding complex accounting applications.

PART II – OTHER INFORMATION
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
There are no assurances that the recent extension request will enable us to complete a business combination.
We recently filed a preliminary proxy statement in connection with a special meeting to be held for the purpose of voting on: (i) a proposal to amend (the “Charter Amendment”) the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional three months, from September 10, 2022 to December 10, 2022 (the “Extended Termination Date”) (the “Charter Amendment Proposal”) and (ii) a proposal to approve the adjournment of the special meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Charter Amendment Proposal (the “Adjournment Proposal”). The Company’s IPO prospectus and charter provide that the Company has until September 10, 2022 (the “Current Termination Date”) to complete a business combination. As a result, our board of directors has determined it is in the best interests of the Company and our stockholders to extend the termination date from the Current Termination Date to the Extended Termination Date and provide that the date for cessation of operations of the Company if the Company has not completed a business combination would similarly be extended to the Extended Termination Date.
Approving the Extension involves a number of risks and our ability to consummate any business combination is dependent on a variety of factors, many of which are beyond our control. We are required to offer stockholders the opportunity to redeem shares in connection with the Charter Amendment and we will be required to offer stockholders redemption rights again in connection with any stockholder vote to approve a business combination. The fact that we will have separate redemption periods in connection with the Extension and a business combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our stockholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that stockholders will be able to dispose of our shares at favorable prices, or at all.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, investments, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.
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

No.	Description of Exhibit

2.1 ¥	Agreement and Plan of Merger, dated as of June 10, 2022, by and among Mudrick Capital Acquisition Corporation II, Titan Merger Sub I, Inc., Titan Merger Sub II, LLC, and BC Cyan Investment Holdings Inc.

10.1 ¥	Subscription and Backstop Agreement, dated as of June 10, 2022, by and between Mudrick Capital Acquisition Corporation II and Mudrick Capital Acquisition Holdings II LLC.

10.2 ¥	Holdings Subscription Agreement, dated as of June 10, 2022, by and between Mudrick Capital Acquisition Corporation II and BC Cyan Holdings LP.

10.3 ¥	Sponsor Support Agreement, dated as of June 10, 2022, by and between Mudrick Capital Acquisition Corporation II and Mudrick Capital Acquisition Holdings II LLC.

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document—the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

¥	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on June 13, 2022.
*	Filed herewith.
**	Furnished.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUDRICK CAPITAL ACQUISITION CORPORATION II

Date: August 11, 2022	By:	/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Glenn Springer
	Name:	Glenn Springer
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)